Form 10-Q
period 2001-06-30
THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC; THERMADYNE HOLDINGS CORP /DE
filed 2001-08-14
CIK 1063381, 1063382, 850660

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 2001
                              --------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    ---------------------

                         Commission file number  0-23378
                                               -----------

                         Thermadyne Holdings Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                                      74-2482571
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

                        Commission file number   333-57457
                                               -------------

                               Thermadyne Mfg. LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Delaware                                                                      74-2878452
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)


                        Commission file number   333-57457
                                               -------------

                            Thermadyne Capital Corp.
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                                                      74-2878453
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)


101 S. Hanley, St. Louis,  MO                                       63105
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code   (314)721-5573
                                                  ------------------------------

Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes  X   No
                                                                  ---     ---

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of August 14, 2001 was 3,590,326.

Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction H(1) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Financial Statements of
                      Thermadyne Holdings Corporation (Unaudited)

                      Condensed Consolidated Balance Sheets.......................................................... 3
                      Condensed Consolidated Statements of Operations................................................ 4
                      Condensed Consolidated Statements of Cash Flows................................................ 5
                      Notes to Condensed Consolidated Financial Statements......................................... 6-9

                      Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC (Unaudited)

                      Condensed Consolidated Balance Sheets......................................................... 10
                      Condensed Consolidated Statements of Operations............................................... 11
                      Condensed Consolidated Statements of Cash Flows............................................... 12
                      Notes to Condensed Consolidated Financial Statements....................................... 13-21

         Item 2.      Management's Discussion and Analysis
                      of Financial Condition and Results of Operations........................................... 22-24

PART II - OTHER INFORMATION

         Item 3.      Defaults Upon Senior Securities

         Item 6.      Exhibits and Reports on Form 8-K.............................................................. 25


SIGNATURES....................................................................................................... 26-28

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          June 30,      December 31,
                                                                            2001            2000
                                                                        ------------    ------------
                                                                         (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                           $     21,296    $     10,362
    Accounts receivable, less allowanced for doubtful
       accounts of $3,735 and $3,509 respectively                             65,834          67,011
    Inventories                                                              114,030         112,451
    Prepaid expenses and other                                                 5,699           4,597
                                                                        ------------    ------------
          Total current assets                                               206,859         194,421
Property, plant and equipment, at cost, net                                   85,618          84,725
Deferred financing costs, net                                                 16,529          18,238
Intangibles, at cost, net                                                     13,193          14,206
Deferred income taxes                                                            567             792
Other assets                                                                   4,631           5,563
                                                                        ------------    ------------
          Total assets                                                  $    327,397    $    317,945
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                    $     36,437    $     43,268
    Accrued and other liabilities                                             32,611          35,290
    Accrued interest                                                          14,731           2,646
    Income taxes payable                                                      10,586          10,119
    Current maturities of long-term obligations                              775,256          19,737
                                                                        ------------    ------------
         Total current liabilities                                           869,621         111,060
Long-term obligations, less current maturities                                19,323         734,184
Other long-term liabilities                                                   59,816          61,244
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                                   74,426          69,814
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       and 3,590,326 shares issued and outstanding                                36              36
    Additional paid-in capital                                              (124,440)       (119,828)
    Accumulated deficit                                                     (529,673)       (501,467)
    Management loans                                                          (1,619)         (1,503)
    Accumulated other comprehensive loss                                     (40,093)        (35,595)
                                                                        ------------    ------------
         Total shareholders' deficit                                        (695,789)       (658,357)
                                                                        ------------    ------------
         Total liabilities and shareholders' deficit                    $    327,397    $    317,945
                                                                        ============    ============



     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        Three Months    Three Months    Six Months    Six Months
                                                           Ended           Ended          Ended          Ended
                                                          June 30,        June 30,       June 30,       June 30,
                                                            2001            2000           2001          2000
                                                        ------------    ------------    ----------    ----------
Net sales                                               $    111,992    $    135,124    $  231,741    $  268,281
Operating expenses:
    Cost of goods sold                                        75,309          86,124       151,763       171,312
    Selling, general and administrative expenses              24,926          26,697        50,036        52,237
    Amortization of intangibles                                  530             970         1,041         1,894
    Net periodic postretirement benefits                         288             207           549           707
    Special charges                                            7,115          12,406        11,187        18,413
                                                        ------------    ------------    ----------    ----------
    Operating income                                           3,824           8,720        17,165        23,718
Other income (expense):
    Interest expense                                         (20,241)        (20,526)      (41,294)      (40,055)
    Amortization of deferred financing costs                    (828)           (826)       (1,657)       (1,688)
    Other, net                                                  (362)           (443)         (770)          170
                                                        ------------    ------------    ----------    ----------
Loss before income tax provision                             (17,607)        (13,075)      (26,556)      (17,855)
Income tax provision                                             688              --         1,650         2,785
                                                        ------------    ------------    ----------    ----------
Net loss                                                     (18,295)        (13,075)      (28,206)      (20,640)
Preferred stock dividends (paid in kind)                       2,343           2,061         4,612         4,058
                                                        ------------    ------------    ----------    ----------
Net loss applicable to common shares                    $    (20,638)   $    (15,136)   $  (32,818)   $  (24,698)
                                                        ============    ============    ==========    ==========

Per share data:
    Basic and diluted loss per common shares            $      (5.75)   $      (4.21)   $    (9.14)   $    (6.88)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Six Months       Six Months
                                                                          Ended            Ended
                                                                      June 30, 2001    June 30, 2000
                                                                      -------------    -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                          $     (28,206)   $     (20,640)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Net periodic postretirement benefits                                        549              707
    Depreciation                                                              7,725            8,513
    Amortization of intangibles                                               1,041            1,894
    Amortization of deferred financing costs                                  1,657            1,688
    Deferred income taxes                                                       251           (1,046)
    Loss on asset disposal                                                       --            6,762
    Non-cash interest expense                                                10,337            9,223
Changes in operating assets and liabilities:
    Accounts receivable                                                      (3,293)          (5,372)
    Inventories                                                              (4,464)         (14,915)
    Prepaid expenses and other                                               (1,316)            (850)
    Accounts payable                                                         (5,690)           7,908
    Accrued and other liabilities                                            (2,174)           4,448
    Accrued interest                                                         12,103             (449)
    Income taxes payable                                                        579            2,280
    Other long-term liabilities                                              (1,224)          (1,512)
                                                                      -------------    -------------
       Total adjustments                                                     16,081           19,279
                                                                      -------------    -------------
       Net cash used in operating activities                                (12,125)          (1,361)
                                                                      -------------    -------------
Cash flows provided by (used in) investing activities:
    Proceeds from sale of assets                                                 --            4,563
    Capital expenditures, net                                               (11,239)         (10,672)
    Change in other assets                                                     (511)          (1,355)
    Acquisitions, net of cash                                                    --           (1,008)
                                                                      -------------    -------------
       Net cash used in investing activities                                (11,750)          (8,472)
                                                                      -------------    -------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                            (160)              42
    Repayment of long-term obligations                                       (7,548)         (12,912)
    Borrowing of long-term obligations                                       38,930            2,262
    Change in accounts receivable securitization                              2,509           26,943
    Financing fees                                                               40           (1,245)
    Other                                                                     1,038             (647)
                                                                      -------------    -------------
       Net cash provided by financing activities                             34,809           14,443
                                                                      -------------    -------------
Net increase in cash and cash equivalents                                    10,934            4,610
Cash and cash equivalents at beginning of period                             10,362           13,321
                                                                      -------------    -------------
Cash and cash equivalents at end of period                            $      21,296    $      17,931
                                                                      =============    =============


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, its predecessors and subsidiaries, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Holdings have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:


                                           Six Months       Six Months
                                              Ended            Ended
                                          June 30, 2001    June 30, 2000
                                          -------------    -------------
          Interest paid                   $      18,842    $      31,273
          Taxes paid                                631            1,605

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                    Three Months    Three Months    Six Months    Six Months
                                                       Ended           Ended          Ended          Ended
                                                      June 30,        June 30,       June 30,       June 30,
                                                        2001            2000           2001          2000
                                                    ------------    ------------    ----------    ----------
Numerator:
    Net loss applicable to common shares-
       basic and diluted                            $    (20,638)   $    (15,136)   $  (32,818)   $  (24,698)
                                                    ============    ============    ==========    ==========
Denominator:
    Weighted average shares-basic and diluted          3,590,326       3,590,326     3,590,326     3,590,326
                                                    ============    ============    ==========    ==========

Basic and diluted loss per common share             $      (5.75)   $      (4.21)   $    (9.14)   $    (6.88)
                                                    ============    ============    ==========    ==========


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, Thermadyne LLC and its subsidiaries entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,508 and $20,999 at June 30, 2001 and December 31, 2000, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the June 30, 2001 and December 31, 2000, Consolidated Balance Sheets, respectively. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories was as follows:


                                            June 30,      December 31,
                                              2001            2000
                                          ------------    ------------
Raw materials                             $     22,616    $     20,829
Work-in-process                                 24,078          26,853
Finished goods                                  68,994          65,582
LIFO reserve                                    (1,658)           (813)
                                          ------------    ------------
Total                                     $    114,030    $    112,451
                                          ============    ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

4.       SEGMENT INFORMATION

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe and Australia/Asia.

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.



                                                                                 Other
                                            United               Australia/    Geographic
                                            States     Europe       Asia        Regions        Other     Consolidated
                                           --------   --------   ----------    ----------    --------    ------------
Six Months Ended June 30, 2001

    Revenue from external customers        $156,634   $ 24,340   $   22,283    $   28,484    $     --    $    231,741
    Intersegment revenues                    14,543      6,760          818                   (22,121)             --
    Operating income (loss)                  30,825      1,831       (2,060)          868     (14,299)         17,165

Six Months Ended June 30, 2000

    Revenue from external customers        $183,486   $ 29,945   $   28,926    $   25,924    $     --    $    268,281
    Intersegment revenues                    19,500      8,317        1,062            --     (28,879)             --
    Operating income (loss)                  32,030      1,689       (1,473)         (276)     (8,252)         23,718

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


5.       RELOCATION AND REORGANIZATION

         Included in special charges for the three months ended June 30, 2001 are costs of approximately $1.1 million related to the relocation of production to Mexico and Asia and $3.9 million related to the information technology and business reengineering project. The balance of the special charges is related primarily to the Company's efforts to restructure its balance sheet. For the six months ended June 30, 2001 special charges of $11.2 million include $2.2 million related to the relocation of production to Mexico and Asia, $6.6 million related to an information technology transformation and related business process reengineering project, $1.9 million related to the Company's efforts to restructure its balance sheet and the balance of $0.5 million related mostly to severance costs. As of June 30, 2001, the Company has made payments of approximately $2.8 million against severance or other accruals established in connection with these special charges.

         Special charges of $12.4 million and $18.4 million were recorded in the three and six month periods ended June 30, 2000, respectively.
         Included in these amounts are a loss of $6.7 million associated with the decision to exit a portion of the gas management business and $3.0 million related to changes in senior management. The balance of the special charges for both periods is related primarily to the relocation of production to Mexico and Asia. As of June 30, 2000, no significant payments had been made against severance or other accruals established in connection with these special charges.

6.       COMPREHENSIVE LOSS

         Comprehensive loss totalled $20,250 and $17,284 for the three months ended June 30, 2001 and 2000. During the first six months of 2001 and 2000, total comprehensive loss amounted to $32,702 and $28,525, respectively.

7.       LONG-TERM OBLIGATIONS

         At June 30, 2001, the Company has $794.6 million of outstanding indebtedness including $354.3 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, and continuing at June 30, 2001, the Company was in violation of certain covenants with respect to the New Credit Facility. On May 24, 2001, the Company obtained a third amendment and forbearance agreement to the New Credit Facility (the "Forbearance Agreement") from its bank lenders, which was due to expire on July 31, 2001. On July 24, 2001, the Forbearance Agreement was extended to September 28, 2001. Under the terms of the Forbearance Agreement the Company's bank lenders agreed to forbear from taking any action or exercising any right or remedy permitted under the New Credit Facility with respect to the Specified Events of Default, as defined, which included the non-payment of interest owed under the Senior Subordinated Notes and Subordinated Notes due on June 1, 2001 and May 1, 2001, respectively. The Company did not make these payments and is now in violation of both of the related Indentures.

         During the period of the Forbearance Agreement, the Company will continue to evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers or amendments to its debt agreements. The Company has determined it is probable it will not be able to cure the defaults under the New Credit Facility, the Senior Subordinated Notes and the Subordinated Notes in the near term and has therefore classified as current liabilities the amounts outstanding under these obligations in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations when a Violation is Waived by a Creditor." The Company has also classified as current amounts outstanding under the Debentures and Junior Notes, both of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these Statements is not expected to materially affect the Company's financial position or results of operations.

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               June 30,      December 31,
                                                                 2001            2000
                                                             ------------    ------------
                                                              (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                               $     21,296    $     10,362
     Accounts receivable, less allowance for doubtful
           accounts of $3,735 and $3,509 respectively              65,834          67,011
     Inventories                                                  114,030         112,451
     Prepaid expenses and other                                     5,699           4,597
                                                             ------------    ------------
        Total current assets                                      206,859         194,421
Property plant and equipment, at cost, net                         85,618          84,725
Deferred financing costs, net                                      13,924          15,445
Intangibles, at cost, net                                          13,193          14,206
Deferred income taxes                                                 567             792
Other assets                                                        1,942           2,874
                                                             ------------    ------------
        Total assets                                         $    322,103    $    312,463
                                                             ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                        $     36,437    $     43,268
     Accrued and other liabilities                                 32,611          35,290
     Accrued interest                                              12,075           1,982
     Income taxes payable                                          10,586          10,119
     Current maturities of long-term obligations                  600,241          19,737
                                                             ------------    ------------
        Total current liabilities                                 691,950         110,396
Long-term obligations, less current maturities                     19,323         567,285
Other long-term liabilities                                        59,816          61,244
Shareholders' deficit:
     Accumulated deficit                                         (487,870)       (469,843)
     Accumulated other comprehensive loss                         (40,093)        (35,595)
                                                             ------------    ------------
        Total shareholders' deficit                              (527,963)       (505,438)
Net equity and advances to/from parent                             78,977          78,976
                                                             ------------    ------------
        Total liabilities and shareholders' deficit          $    322,103    $    312,463
                                                             ============    ============


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    Three Months    Three Months    Six Months    Six Months
                                                       Ended           Ended          Ended          Ended
                                                      June 30,        June 30,       June 30,       June 30,
                                                        2001            2000           2001          2000
                                                    ------------    ------------    ----------    ----------
Net sales                                           $    111,992    $    135,124    $  231,741    $  268,281
Operating expenses:
    Cost of goods sold                                    75,309          86,124       151,763       171,312
    Selling, general and administrative expenses          24,926          26,697        50,036        52,237
    Amortization of intangibles                              530             970         1,041         1,894
    Net periodic postretirement benefits                     288             207           549           707
    Special charges                                        7,115          12,406        11,187        18,413
                                                    ------------    ------------    ----------    ----------
    Operating income                                       3,824           8,720        17,165        23,718
Other income (expense):
    Interest expense                                     (15,144)        (15,898)      (31,187)      (30,872)
    Amortization of deferred financing costs                (735)           (733)       (1,470)       (1,501)
    Other, net                                              (420)           (498)         (885)           61
                                                    ------------    ------------    ----------    ----------
Loss before income tax provision                         (12,475)         (8,409)      (16,377)       (8,594)
Income tax provision                                         688              --         1,650         2,785
                                                    ------------    ------------    ----------    ----------
Net loss                                            $    (13,163)   $     (8,409)   $  (18,027)   $  (11,379)
                                                    ============    ============    ==========    ==========


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Six Months       Six Months
                                                                          Ended            Ended
                                                                      June 30, 2001    June 30, 2000
                                                                      -------------    -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                          $     (18,027)   $     (11,379)
    Adjustment to reconcile net loss to
       net cash used in operating activities:
       Net periodic postretirement benefits                                     549              707
       Depreciation                                                           7,725            8,513
       Amortization of intangibles                                            1,041            1,894
       Amortization of deferred financing costs                               1,470            1,501
       Deferred income taxes                                                    251           (4,310)
       Loss on asset disposal                                                    --            6,762
       Non-cash interest expense                                              2,221            2,035
    Changes in operating assets and liabilities:
       Accounts receivable                                                   (2,971)          (5,372)
       Inventories                                                           (4,786)         (14,915)
       Prepaid expenses and other                                            (1,316)            (850)
       Accounts payable                                                      (5,690)           7,908
       Accrued and other liabilities                                         (2,174)           4,448
       Accrued interest                                                      10,111             (449)
       Income taxes payable                                                     579            2,280
       Other long-term liabilities                                           (1,224)          (1,512)
                                                                      -------------    -------------
          Total adjustments                                                   5,786            8,640
                                                                      -------------    -------------
          Net cash used in operating activities                             (12,241)          (2,739)
                                                                      -------------    -------------
    Cash flows used in investing activities:
       Proceeds from sale of assets                                              --            4,563
       Capital expenditures, net                                            (11,239)         (10,672)
       Change in other assets                                                  (511)          (1,355)
       Acquisitions, net of cash                                                 --           (1,008)
                                                                      -------------    -------------
          Net cash used in investing activities                             (11,750)          (8,472)
                                                                      -------------    -------------
    Cash flows provided by financing activities:
       Change in long-term receivables                                         (160)              42
       Repayment of long-term obligations                                    (7,548)         (12,912)
       Borrowing of long-term obligations                                    38,930            2,262
       Change in accounts receivable securitization                           2,509           26,943
       Financing fees                                                            40           (1,245)
       Change in net equity of parent                                            --            1,270
       Other                                                                  1,154             (539)
                                                                      -------------    -------------
          Net cash provided by financing activities                          34,925           15,821
                                                                      -------------    -------------
    Net increase in cash and cash equivalents                                10,934            4,610
    Cash and cash equivalents at beginning of period                         10,362           13,321
                                                                      -------------    -------------
    Cash and cash equivalents at end of period                        $      21,296    $      17,931
                                                                      =============    =============


      See accompanying notes to condensed consolidated financial statements

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in this report, the term "Mercury" means Mercury Acquisition Corporation, the term "Issuer" means Mercury before the merger of the Company in May of 1998 (the "Merger") and Thermadyne Holdings Corporation after the Merger, the term "Holdings" means Thermadyne Holdings Corporation, the term "Thermadyne" means Thermadyne Holdings Corporation, its predecessors and subsidiaries, the terms "Thermadyne LLC" and the "Company" mean Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         CO-ISSUER

         Thermadyne Capital, a wholly-owned subsidiary of Thermadyne LLC, was formed solely for the purpose of serving as a co-issuer of the 9-7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes"). Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                           Six Months       Six Months
                                              Ended            Ended
                                            June 30,         June 30,
                                              2001             2000
                                          -------------    -------------
          Interest paid                   $      18,842    $      29,277
          Taxes paid (received)                     631            1,605

2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, Thermadyne LLC and its subsidiaries entered into a trade accounts receivable securitization agreement whereby it sells on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The amount of participation interests sold under this financing arrangement is subject to change based on the level of eligible receivables and restrictions on concentrations of receivables, and was approximately $23,508 and $20,999 at June 30, 2001 and December 31, 2000, respectively. The sold accounts receivable are reflected as a reduction of accounts receivable on the June 30, 2001 and December 31, 2000, Consolidated Balance Sheets, respectively. Interest expense is incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum.

3.       INVENTORIES

         The composition of inventories was as follows:

                                     June 30,        December 31,
                                      2001               2000
                                    ---------        ------------
         Raw materials              $  22,616         $  20,829
         Work-in-process               24,078            26,853
         Finished goods                68,994            65,582
         LIFO reserve                  (1,658)             (813)
                                    ---------         ---------
         Total                      $ 114,030         $ 112,451
                                    =========         =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


4.       SEGMENT INFORMATION

         The Company reports its segment information by geographic region. Although the Company's domestic operation is comprised of several individual business units, similarity of products, paths to market, end users, and production processes results in performance evaluation and decisions regarding allocation of resources being made on a combined basis. The Company's reportable geographic regions are the United States, Europe and Australia/Asia.

         The Company evaluates performance and allocates resources based principally on operating income net of any special charges or significant one-time charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales are based on market prices.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. Export sales from the United States are included in the United States segment. The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                 Other
                                            United               Australia/    Geographic
                                            States     Europe       Asia        Regions        Other     Consolidated
                                           --------   --------   ----------    ----------    --------    ------------
Six Months Ended June 30, 2001

    Revenue from external customers        $156,634   $ 24,340   $   22,283    $   28,484    $     --    $    231,741
    Intersegment revenues                    14,543      6,760          818            --     (22,121)             --
    Operating income (loss)                  30,825      1,831       (2,060)          868     (14,299)         17,165

Six Months Ended June 30, 2000

    Revenue from external customers        $183,486   $ 29,945   $   28,926    $   25,924    $     --    $    268,281
    Intersegment revenues                    19,500      8,317        1,062                   (28,879)             --
    Operating income (loss)                  32,030      1,689       (1,473)         (276)     (8,252)         23,718


5.       RELOCATION AND REORGANIZATION

         Included in special charges for the three months ended June 30, 2001 are costs of approximately $1.1 million related to the relocation of production to Mexico and Asia and $3.9 million related to the information technology and business reengineering project. The balance of the special charges is related primarily to the Company's efforts to restructure its balance sheet. For the six months ended June 30, 2001 special charges of $11.2 million include $2.2 million related to the relocation of production to Mexico and Asia, $6.6 million related to an information technology transformation and related business process reengineering project, $1.9 million related to the Company's efforts to restructure its balance sheet and the balance of $0.5 million related mostly to severance costs. As of June 30, 2001, the Company has made payments of approximately $2.8 million against severance or other accruals established in connection with these special charges.

         Special charges of $12.4 million and $18.4 million were recorded in the three and six month periods ended June 30, 2000, respectively.
         Included in these amounts are a loss of $6.7 million associated with the decision to exit a portion of the gas management business and $3.0 million related to changes in senior management. The balance of the special charges for both periods is related primarily to the relocation of production to Mexico and Asia. As of June 30, 2000, no significant payments had been made against severance or other accruals established in connection with these special charges.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


6.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss totalled $20,250 and $17,284 for the three months ended June 30, 2001 and 2000. During the first six months of 2001 and 2000, total comprehensive loss amounted to $22,523 and $19,264, respectively.

7.       LONG-TERM OBLIGATIONS

         At June 30, 2001, the Company has $619.6 million of outstanding indebtedness including $354.3 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, and continuing at June 30, 2001, the Company was in violation of certain covenants with respect to the New Credit Facility. On May 24, 2001, the Company obtained a third amendment and forbearance agreement to the New Credit Facility (the "Forbearance Agreement") from its bank lenders, which was due to expire on July 31, 2001. On July 24, 2001, the Forbearance Agreement was extended to September 28, 2001. Under the terms of the Forbearance Agreement the Company's bank lenders agreed to forbear from taking any action or exercising any right or remedy permitted under the New Credit Facility with respect to the Specified Events of Default, as defined, which included the non-payment of interest owed under the Senior Subordinated Notes due on June 1, 2001. The Company did not make this payment and is now in violation of the related Indenture.

         During the period of the Forbearance Agreement, the Company will continue to evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers or amendments to its debt agreements. The Company has determined it is probable it will not be able to cure the defaults under the New Credit Facility and the Senior Subordinated Notes in the near term and has therefore classified as current liabilities the amounts outstanding under these obligations in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations when a Violation is Waived by a Creditor." The Company has also classified as current the amount outstanding under the Junior Notes, which contains a cross-default provision related to the acceleration of indebtedness prior to its maturity.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these Statements is not expected to materially affect the Company's financial position or results of operations.


9.       GUARANTOR SUBSIDIARIES

         In connection with the merger of Holdings and Mercury, Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Holdings, issued $207 million of Senior Subordinated Notes. Holdings received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly-owned, directly or indirectly, by Thermadyne LLC.

         The following condensed consolidating financial information of Thermadyne LLC includes the accounts of Thermadyne LLC, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the non-guarantor subsidiaries for the periods indicated. Separate financial statements of each of the Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2001

                                                   Thermadyne      Total           Total
                                                      LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                   ----------    ----------    --------------    ------------    ----------
ASSETS

Current Assets:
    Cash and cash equivalents                      $       --    $   14,933    $        6,363    $         --    $   21,296
    Restricted cash                                        --            --            20,758         (20,758)           --
    Accounts receivable                                    --       (23,402)           90,604          (1,368)       65,834
    Inventories                                            --        69,753            44,277                       114,030
    Prepaid expenses and other                             --         2,923             3,216            (440)        5,699
                                                   ----------    ----------    --------------    ------------    ----------
         Total current assets                              --        64,207           165,218         (22,566)      206,859
Property, plant and equipment, at cost, net                --        45,978            39,640              --        85,618
Deferred financing costs, net                          13,924            --                                --        13,924
Intangibles, at cost, net                                  --         5,749             7,444              --        13,193
Deferred income taxes                                      --                             567              --           567
Investment in and advances to/from subsidiaries       161,913        13,641                --        (175,554)           --
Other assets                                               --          (303)            2,245              --         1,942
                                                   ----------    ----------    --------------    ------------    ----------
         Total assets                              $  175,837    $  129,272    $      215,114    $   (198,120)   $  322,103
                                                   ==========    ==========    ==============    ============    ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT


Current Liabilities:
    Accounts payable                               $       --    $   18,474    $       17,963    $         --    $   36,437
    Accrued and other liabilities                          --        23,870             8,741              --        32,611
    Accrued interest                                   12,060             7                 8              --        12,075
    Income taxes payable                                   --        10,851              (265)             --        10,586
    Current maturities of long-term obligations       572,670           295            27,276              --       600,241
                                                   ----------    ----------    --------------    ------------    ----------
         Total current liabilities                    584,730        53,497            53,723              --       691,950
Long-term obligations, less current maturities                       15,571            48,752         (45,000)       19,323
Other long-term liabilities                                --        49,338            10,478              --        59,816
Shareholders' deficit:                                                                                          --
    Accumulated deficit                              (487,870)     (338,747)          (88,335)        427,082      (487,870)
    Accumulated other comprehensive loss                   --       (23,825)          (16,268)             --       (40,093)
                                                   ----------    ----------    --------------    ------------    ----------
         Total shareholders' deficit                 (487,870)     (362,572)         (104,603)        427,082      (527,963)
Net equity and advances to/from subsidiaries           78,977       373,438           206,764        (580,202)       78,977
                                                   ----------    ----------    --------------    ------------    ----------
         Total liabilities and shareholders'
             deficit                               $  175,837    $  129,272    $      215,114    $   (198,120)   $  322,103
                                                   ==========    ==========    ==============    ============    ==========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

                                                   Thermadyne      Total           Total
                                                      LLC        Guarantors    Non-Guarantors    Eliminations      Total
                                                   ----------    ----------    --------------    ------------    ----------
ASSETS

Current Assets:
    Cash and cash equivalents                      $       --    $    4,536    $        5,826    $         --    $   10,362
    Restricted Cash                                        --            --            24,779         (24,779)           --
    Accounts receivable                                    --          (312)           90,254         (22,931)       67,011
    Inventories                                            --        65,303            47,148              --       112,451
    Prepaid expenses and other                             --         1,877             3,297            (577)        4,597
                                                   ----------    ----------    --------------    ------------    ----------
        Total current assets                               --        71,404           171,304         (48,287)      194,421
Property, plant and equipment, at cost, net                --        41,184            43,541              --        84,725
Deferred financing costs, net                          15,393            --                52              --        15,445
Intangibles, at cost, net                                  --         6,233             7,973              --        14,206
Deferred income taxes                                      --            (2)              794              --           792
Investment in and advances to/from subsidiaries       135,656        13,911                --        (149,567)           --
Other assets                                               --           461             2,413              --         2,874
                                                   ----------    ----------    --------------    ------------    ----------
        Total assets                               $  151,049    $  133,191    $      226,077    $   (197,854)   $  312,463
                                                   ==========    ==========    ==============    ============    ==========



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                               $       --    $   21,479    $       21,789    $         --    $   43,268
    Accrued and other liabilities                          --        25,871             9,419              --        35,290
    Accrued interest                                    1,961             6                15              --         1,982
    Income taxes payable                                   --        11,153            (1,034)             --        10,119
    Current maturities of long-term obligations        12,487           286             6,964              --        19,737
                                                   ----------    ----------    --------------    ------------    ----------
        Total current liabilities                      14,448        58,795            37,153              --       110,396
Long-term obligations, less current maturities        527,468        15,654            69,163         (45,000)      567,285
Other long-term liabilities                                --        50,074            11,170              --        61,244
Shareholders' deficit:
    Accumulated deficit                              (469,843)     (326,380)          (83,651)        410,031      (469,843)
    Accumulated other comprehensive loss                   --       (18,508)          (17,087)             --       (35,595)
                                                   ----------    ----------    --------------    ------------    ----------
        Total shareholders' deficit                  (469,843)     (344,888)         (100,738)        410,031      (505,438)
Net equity and advances to/from subsidiaries           78,976       353,556           209,329        (562,885)       78,976
                                                   ----------    ----------    --------------    ------------    ----------
        Total liabilities and shareholders'
             deficit                               $  151,049    $  133,191    $      226,077    $   (197,854)   $  312,463
                                                   ==========    ==========    ==============    ============    ==========


                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                  Thermadyne      Total           Total
                                                     LLC        Guarantors    Non-Guarantors    Eliminations         Total
                                                  ----------    ----------    --------------    ------------       ----------
Net sales                                         $       --    $   88,140    $       42,735    $    (18,883)      $  111,992
Operating expenses:
   Cost of goods sold                                     --        59,686            34,285         (18,662)          75,309
   Selling, general and administrative expenses           --        17,699             7,227              --           24,926
   Amortization of intangibles                            --           360               170              --              530
   Net periodic postretirement benefits                   --           288                --              --              288
   Special charges                                        --         6,652               463              --            7,115
                                                  ----------    ----------    --------------    ------------       ----------
Operating income                                          --         3,455               590            (221)           3,824
Other income (expense):
   Interest expense                                       --       (13,770)           (1,816)            442          (15,144)
   Amortization of deferred financing costs               --          (735)                               --             (735)
   Equity in net loss of subsidiaries                (13,163)           --                --          13,163               --
   Other                                                  --           199               (63)           (556)            (420)
                                                  ----------    ----------    --------------    ------------       ----------
Loss before income tax provision                     (13,163)      (10,851)           (1,289)         12,828          (12,475)
Income tax provision                                      --            33               655              --              688
                                                  ----------    ----------    --------------    ------------       ----------
Net loss                                          $  (13,163)   $  (10,884)   $       (1,944)   $     12,828       $  (13,163)
                                                  ==========    ==========    ==============    ============       ==========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                   Thermadyne      Total           Total
                                                      LLC        Guarantors    Non-Guarantors    Eliminations         Total
                                                   ----------    ----------    --------------    ------------       ----------
Net sales                                          $       --    $  110,106    $       52,601    $    (27,583)      $  135,124
Operating expenses:
   Cost of goods sold                                      --        70,828            43,227         (27,931)          86,124
   Selling, general and administrative expenses            --        18,682             8,015              --           26,697
   Amortization of intangibles                             --           464               506              --              970
   Net periodic postretirement benefits                    --           207                --              --              207
   Special charges                                         --        12,083               323              --           12,406
                                                   ----------    ----------    --------------    ------------       ----------
Operating income                                           --         7,842               530             348            8,720
Other income (expense):
   Interest expense                                        --       (14,240)           (2,484)            826          (15,898)
   Amortization of deferred financing costs                --          (732)               (1)             --             (733)
   Equity in net loss of subsidiaries                  (8,409)           --                --           8,409               --
   Other                                                   --          (265)              902          (1,135)            (498)
                                                   ----------    ----------    --------------    ------------       ----------
Loss before income tax provision                       (8,409)       (7,395)           (1,053)          8,448           (8,409)
Income tax provision (benefit)                             --          (873)              873              --
                                                   ----------    ----------    --------------    ------------       ----------
Net loss                                           $   (8,409)   $   (6,522)   $       (1,926)   $      8,448       $   (8,409)
                                                   ==========    ==========    ==============    ============       ==========

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                   Thermadyne      Total           Total
                                                      LLC        Guarantors    Non-Guarantors    Eliminations         Total
                                                   ----------    ----------    --------------    ------------       ----------
Net sales                                          $       --    $  186,549    $       87,805    $    (42,613)      $  231,741
Operating expenses:
   Cost of goods sold                                      --       122,269            71,695         (42,201)         151,763
   Selling, general and administrative expenses            --        34,880            15,156              --           50,036
   Amortization of intangibles                             --           722               319              --            1,041
   Net periodic postretirement benefits                    --           549                --              --              549
   Special charges                                         --        10,635               552              --           11,187
                                                   ----------    ----------    --------------    ------------       ----------
Operating income                                           --        17,494                83            (412)          17,165
Other income (expense):
   Interest expense                                        --       (28,352)           (3,968)          1,133          (31,187)
   Amortization of deferred financing costs                --        (1,470)                               --           (1,470)
   Equity in net loss of subsidiaries                 (18,027)           --                --          18,027               --
   Other                                                   --           249               563          (1,697)            (885)
                                                   ----------    ----------    --------------    ------------       ----------
Loss before income tax provision                      (18,027)      (12,079)           (3,322)         17,051          (16,377)
Income tax provision                                       --           288             1,362              --            1,650
                                                   ----------    ----------    --------------    ------------       ----------
Net loss                                           $  (18,027)   $  (12,367)   $       (4,684)   $     17,051       $  (18,027)
                                                   ==========    ==========    ==============    ============       ==========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                   Thermadyne      Total           Total
                                                      LLC        Guarantors    Non-Guarantors    Eliminations         Total
                                                   ----------    ----------    --------------    ------------       ----------
Net sales                                          $       --    $  220,745    $       99,447    $    (51,911)      $  268,281
Operating expenses:
   Cost of goods sold                                      --       140,614            82,683         (51,985)         171,312
   Selling, general and administrative expenses            --        36,385            15,852              --           52,237
   Amortization of intangibles                             --           928               966              --            1,894
   Net periodic postretirement benefits                    --           707                --              --              707
   Special charges                                         --        17,636               777              --           18,413
                                                   ----------    ----------    --------------    ------------       ----------
Operating income (loss)                                    --        24,475              (831)             74           23,718
Other income (expense):
   Interest expense                                        --       (28,132)           (4,398)          1,658          (30,872)
   Amortization of deferred financing costs                --        (1,465)              (36)             --           (1,501)
   Equity in net loss of subsidiaries                 (11,379)           --                --          11,379               --
   Other                                                   --           841             1,891          (2,671)              61
                                                   ----------    ----------    --------------    ------------       ----------
Loss before income tax provision                      (11,379)       (4,281)           (3,374)         10,440           (8,594)
Income tax provision                                       --         1,443             1,342              --            2,785
                                                   ----------    ----------    --------------    ------------       ----------
Net loss                                           $  (11,379)   $   (5,724)   $       (4,716)   $     10,440       $  (11,379)
                                                   ==========    ==========    ==============    ============       ==========

                              THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                          Thermadyne       Total          Total
                                                              LLC       Guarantors    Non-Guarantors    Eliminations      Total
                                                          ----------    ----------    --------------    ------------    ----------
Net cash used in operating activities                     $   (7,928)   $  (20,194)   $       (1,170)   $     17,051    $  (12,241)
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                     --        (8,402)           (2,837)             --       (11,239)
    Change in other assets                                        --          (762)              251              --          (511)
                                                          ----------    ----------    --------------    ------------    ----------
Net cash used in investing activities                             --        (9,164)           (2,586)             --       (11,750)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                              --           543              (703)             --          (160)
    Repayment of long-term obligations                        (4,536)          (72)           (2,940)             --        (7,548)
    Borrowing of long-term obligations                        35,000            --             3,930              --        38,930
    Change in accounts receivable securitization                  --         2,509                --              --         2,509
    Financing fees                                                --                              40              --            40
    Change in net equity and advances to/from
        subsidiaries                                         (22,566)       36,777             2,840         (17,051)           --
    Other                                                         30            (2)            1,126              --         1,154
                                                          ----------    ----------    --------------    ------------    ----------
Net cash used in financing activities                          7,928        39,755             4,293         (17,051)       34,925
                                                          ----------    ----------    --------------    ------------    ----------
Net increase in cash and cash equivalents                         --        10,397               537              --        10,934
Cash and cash equivalents at beginning of period                  --         4,536             5,826              --        10,362
                                                          ----------    ----------    --------------    ------------    ----------
Cash and cash equivalents at end of period                $       --    $   14,933    $        6,363    $         --    $   21,296
                                                          ==========    ==========    ==============    ============    ==========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                          Thermadyne      Total           Total
                                                             LLC        Guarantors    Non-Guarantors    Eliminations       Total
                                                          ----------    ----------    --------------    ------------    ----------
Net cash provided by (used in) operating activities       $  (11,812)   $    8,587    $       (9,954)   $     10,440    $   (2,739)
Cash flows provided by (used in) investing activities:            --
   Proceeds from sale of assets                                                                4,563                         4,563
   Capital expenditures, net                                      --        (7,461)           (3,211)             --       (10,672)
   Change in other assets                                         --          (421)             (934)             --        (1,355)
   Acquisitions, net of cash                                      --            --            (1,008)             --        (1,008)
                                                          ----------    ----------    --------------    ------------    ----------
Net cash used in investing activities                             --        (7,882)             (590)             --        (8,472)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                               --            42                --              --            42
   Repayment of long-term obligations                         (9,957)         (125)           (2,830)             --       (12,912)
   Borrowing of long-term obligations                             --            --             2,262              --         2,262
   Change in accounts receivable securitization                   --        26,943                --              --        26,943
   Financing fees                                                 --        (1,245)               --              --        (1,245)
   Change in net equity and advances to/from subsidiaries     21,769       (23,174)           13,115         (10,440)        1,270
   Other                                                          --            79              (618)             --          (539)
                                                          ----------    ----------    --------------    ------------    ----------
Net cash provided by financing activities                     11,812         2,520            11,929         (10,440)       15,821
                                                          ----------    ----------    --------------    ------------    ----------
Net increase in cash and cash equivalents                         --         3,225             1,385              --         4,610
Cash and cash equivalents at beginning of period                  --         2,566            10,755              --        13,321
                                                          ----------    ----------    --------------    ------------    ----------
Cash and cash equivalents at end of period                $       --    $    5,791    $       12,140    $         --    $   17,931
                                                          ==========    ==========    ==============    ============    ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion and analysis of the condensed consolidated financial statements of Holdings. Holdings conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying condensed consolidated financial statements for Holdings and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by Holdings, and therefore, a separate discussion of Thermadyne LLC is not presented.

Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense and special charges and is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with accounting principles generally accepted in the United States). Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under its debt agreements. The Company believes that Adjusted EBITDA is a useful supplement to net income (loss) and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

The statements in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors and the other risks described in this Quarterly Report and the other documents the Company files from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or that reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the second quarter of 2001 were $112.0 million compared to $135.1 million for the same quarter in 2000, or a decrease of 17.1%. Domestic sales for the three months ended June 30, 2001, were down 18.6% while international sales were off 14.6%. Weak economic conditions in all of the Company's key markets is the main contributing factor in the sales decline.

Cost of goods sold was 67.2% of sales in the second quarter of 2001, which compares to 63.7% for the same three-month period last year. The decline in sales volume was the primary driver behind the increase in this percentage as the Company has been unable to reduce fixed factory costs at the same pace as sales have decreased.

Selling, general and administrative expenses were $24.9 million for the quarter ended June 30, 2001, which is a decrease of 6.6% from the same three-month period in 2000. This decline results mostly from the Company's ongoing cost reduction efforts. As a percentage of sales selling, general and administrative expenses were 22.3% for the second quarter of 2001 compared to 19.8% for the second quarter last year. The increase in this percentage results mostly from the decline in sales as a portion of these expenses are fixed and do not fluctuate with sales.

Special charges in the second quarter of 2001 were $7.1 million and consisted primarily of expenses incurred in connection with the Company's ongoing information technology and business process reengineering initiative, costs incurred to move production to Mexico, and expenditures made with respect to the Company's efforts to restructure its balance sheet. Special charges of $12.4 million were recorded in the second quarter of 2000 and consisted of costs related to the relocation of production to Mexico and Asia, costs related to a change in senior management, and a loss recognized in connection with the Company's decision to discontinue a portion of its gas management business.

Interest expense in the second quarter of 2001 was $20.2 million compared to $20.5 million for the same period last year. The Company's blended average interest rate declined from 11.3% for the three months ended June 2000 to 10.2% for the three months ended June 30, 2001, however the favorable effects from this decrease in rates was offset by increased interest costs resulting from a higher average debt balance. The Company's average debt balance was $794.3 million for the second quarter of 2001 which compares to $726.3 million for the same period last year.

An income tax provision of $0.7 million was recorded in the second quarter of 2001 on a pre-tax loss of $17.6 million. This provision relates primarily to foreign taxable income.

Adjusted EBITDA was $15.7 million for the three months ended June 30, 2001, or 14.0% of sales, and compares to Adjusted EBITDA of $26.6 million for the same period in 2000, or 19.7% of sales.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net sales through the six months ended June 30, 2001, were $231.7 million, a 13.6% decrease from reported sales of $268.3 million for the same period one year ago. Domestic sales, hurt by a weak economy, were $144.9 million for the first half of 2001, or a decline of 15.2% compared to the first six months of 2000. International sales were also hampered by weak economic conditions in all of the Company's major markets and were $86.8 million for the six months ended June 30, 2001, a drop of 10.8% from the same period last year.

Cost of goods sold was 65.5% of sales for the six-month period ended June 30, 2001, compared to 63.9% for the same period in 2000. A decline in production resulting from the decrease in sales hurt the Company's ability to absorb fixed factory costs and drove up costs of goods sold as a percentage of sales.

Selling, general and administrative expenses were $50.0 million through the first half of 2001, which was a 4.2% decrease from the $52.2 million of expenses incurred in the first six months of 2000. This decline results mostly from the Company's ongoing cost reduction efforts. As a percentage of sales selling, general and administrative expenses were 21.6% for the six months ended June 30, 2001 compared to 19.5% for the same period last year. The increase in this percentage results mostly from the decline in sales as a portion of these expenses are fixed in nature and do not fluctuate with sales.

Special charges during the first half of 2001, were $11.2 million and relate primarily to the Company's information technology and business processes reengineering project, costs incurred with respect to the move of production to Mexico, and costs related to the Company's efforts to restructure its balance sheet. Special charges of $18.4 were incurred during the first half of 2000, and were comprised of costs related to the relocation of production to Mexico and Asia, a loss recognized as a result of the decision to exit a portion of the gas management business, and costs incurred related to changes in senior management.

Interest expense for the first two quarters of 2001 was $41.3 million compared to $40.1 million for the same six months in 2000. The increase results primarily from the overall increase in long-term debt, which resulted mostly from the accretion of the Debentures and Junior Notes and outweighed the effects of lower interest rates on the Company's variable rate debt. Through six months of 2001, the Company's average debt balance and blended interest rate were $778.2 million and 10.6%, which compares to $728.1 million and 11.0% for the same period last year, respectively.

An income tax provision of $1.7 million, related primarily to foreign taxable income, was recorded for the six months ended June 30, 2001 on a pre-tax loss of $26.6 million. This compares to a provision of $2.8 million recorded on a pre-tax loss of $17.9 million for the first half of 2000.

Adjusted EBITDA for the six months ended June 30, 2001, was $37.7 million, 16.3% of sales, compared to $53.2 million, 19.8% of sales, for the six-month period ended June 30, 2000, or a decrease of 29.1%.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used $12.1 million of cash during the six months ended June 30, 2001, which compares to $1.4 million of cash used during the same period last year. Operating assets and liabilities used cash of $5.5 million during the first six months of 2001, which compares to cash used of $8.5 million during the same period last year. Inventory used $10.5 million less in cash during the six-month period ended June 30, 2001, compared to the same period in 2000. Inventory used $14.9 million of cash during the first half of 2000, as higher stock levels were maintained as production was being relocated to Mexico and Asia. Accounts payable used $5.7 million of cash during the first two quarters of 2001, which compares to cash provided of $7.9 million during the same six-month period last year. The change in accounts payable relates mainly to the decline in production as the Company has less raw material on hand. Accrued liabilities used $2.2 million through the first six months of 2001, compared to cash provided of $4.4 million during the same period last year. The first six months of 2000 includes $4.2 million of severance related to the move of production to Mexico and $3.0 million of severance related to changes in senior management. Accrued interest has provided cash of $12.1 million in the first half of 2001, which results mostly from the non-payment of interest on the Senior Subordinated Notes and Subordinated Notes, which were due on June 1 and May 1, 2001, respectively.

Investing activities used $11.8 million of cash in the six-month period ended June 30, 2001, $3.3 million more than the same period in 2000. The six months ended June 30, 2000, includes $4.6 million of proceeds from the sale of property in Australia.

Financing activities provided $34.8 million of cash in the first half of 2001, compared to cash provided of $14.4 million in the same period last year. The Company had net long-term borrowings of $31.4 million during the six months ended June 30, 2001, which compares to net repayment of $10.7 million during the first half of 2000. The change in long-term obligations was partially offset by the accounts receivable securitization program, which provided cash of $2.5 million in the first six months of 2001, compared to cash provided of $26.9 million in the first half of 2000. The Company's securitization program was renewed in January 2000, after the previous program was repaid in the fourth quarter of 1999.

LIQUIDITY

At June 30, 2001, the Company has $794.6 million of outstanding indebtedness including $354.3 million in secured indebtedness owed under the New Credit Facility. At March 31, 2001, and continuing at June 30, 2001, the Company was in violation of certain covenants with respect to the New Credit Facility. On May 24, 2001, the Company obtained a third amendment and forbearance agreement to the New Credit Facility (the "Forbearance Agreement") from its bank lenders, which was due to expire on July 31, 2001. On July 24, 2001, the Forbearance Agreement was extended to September 28, 2001. Under the terms of the Forbearance Agreement the Company's bank lenders agreed to forbear from taking any action or exercising any right or remedy permitted under the New Credit Facility with respect to the Specified Events of Default, as defined, which included the non-payment of interest owed under the Senior Subordinated Notes and Subordinated Notes due on June 1, 2001 and May 1, 2001, respectively. The Company did not make these payments and is now in violation of both of the related Indentures.

During the period of the Forbearance Agreement, the Company will continue to evaluate its existing capital structure and consider alternatives to strengthen its balance sheet, including postponing or restructuring debt service payments, refinancing the indebtedness, or obtaining additional waivers or amendments to its debt agreements. The Company has determined it is probable it will not be able to cure the defaults under the New Credit Facility, the Senior Subordinated Notes and the Subordinated Notes in the near term and has therefore classified as current liabilities the amounts outstanding under these obligations in accordance with the provisions of Emerging Issues Task Force No. 86-30, "Classification of Obligations when a Violation is Waived by a Creditor." The Company has also classified as current amounts outstanding under the Debentures and Junior Notes, both of which contain cross-default provisions related to the acceleration of indebtedness prior to its maturity.

The New Credit Facility also restricts the Company's ability to incur additional indebtedness. Cash on hand and operating cash flow are expected to be the Company's principal sources of liquidity in the near term. While these sources are expected to be sufficient to meet working capital and capital expenditure needs, they would not be adequate to meet the Company's debt service requirements in the event of an acceleration of indebtedness and will likely be insufficient to meet the debt service requirements of the New Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of these Statements is not expected to materially affect the Company's financial position or results of operations.

PART II.  OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

        a) The following events of Default have occurred and are continuing under the New Credit Facility: the failure to comply with certain financial covenants specified therein as at March 31, 2001 and June 30, 2001, the failure to comply with, or cause to be complied with, certain affirmative covenants of the New Credit Facility with respect to property located in Gallman, Mississippi and the failure to deliver audited financial statements without an "impermissible qualification" by the Company's independent auditors, and the non-payment of interest on Thermadyne Mfg.'s and Thermadyne Capital's 9-7/8% Senior Subordinated Notes due 2008 and the Company's 10-3/4% Senior Subordinated Notes due 2003. As at June 30, 2001, approximately $354.3 million was outstanding under the New Credit Facility. Pursuant to a Third Amendment and Forbearance Agreement dated as of May 24, 2001 (as supplemented by an Extension Letter dated as of July 24, 2001, but effective as of July 31,
            2001), the lenders party to the New Credit Facility have agreed to forbear from exercising their rights and remedies in respect of the Events of Default specified above until September 28, 2001.

            On May 1, 2001, the Company failed to pay accrued interest of $2.0 million on its 10-3/4% Senior Subordinated Notes due 2003, which such failure became an Event of Default under the indenture pertaining to such notes on June 1, 2001 and such default remains uncured. As of June 30, 2001, approximately $37 million was outstanding under such notes. Additionally, on June 1, 2001 Thermadyne Mfg. and Thermadyne Capital failed to pay accrued interest of $10.2 million on the 9-7/8% Senior Subordinated Notes due 2008, which such failure became an Event of Default under the indenture pertaining to such notes on July 1, 2001, and such default remains uncured. As of June 30, 2001, approximately $207 million was outstanding under such notes. The lenders party to the New Credit Facility have previously delivered payment blocking notices to the trustee named under each indenture specified above, each of which such blocking notices prohibit the respective obligors on such notes from making any payments in respect thereof during the period covered by the relevant blocking notice.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

              4.16 Third Amendment and Forbearance Agreement dated as of May 24,
                   2001 by and among Thermadyne Holdings Corporation, and certain of its subsidiaries, the Lenders party thereto and ABN AMRO Bank, N.V., as agent for the Lenders, as supplemented by that certain letter agreement dated as of July 24, 2001, but effective as of July 31, 2001 by and among Thermadyne Holdings Corporation, certain of its subsidiaries and ABN AMRO Bank, N.V., as agent for the Lenders.

             10.33 Executive Employment Agreement dated July 10, 2001, between
                   Thermadyne Holdings Corporation and Douglas W. Muzzey.

             10.34 Executive Employment Agreement dated May 21, 2001, between
                   Thermadyne Holdings Corporation and Osvaldo Ricci.

             10.35 Executive Employment Agreement dated January 13, 2001, between Thermadyne Holdings Corporation and Karl R. Wyss.

         b)  Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THERMADYNE HOLDINGS CORPORATION



                                 By:       /s/ Karl R. Wyss
                                      ----------------------------------

                                           Karl R. Wyss
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                 By:       /s/ James H. Tate
                                      ----------------------------------

                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)



Date: August 14, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THERMADYNE MFG. LLC



                                 By:       /s/ Karl R. Wyss
                                      ----------------------------------

                                           Karl R. Wyss
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                 By:       /s/ James H. Tate
                                      ----------------------------------

                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


Date: August 14, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THERMADYNE CAPITAL CORP.

                                 By:       /s/ Karl R. Wyss
                                      ----------------------------------

                                           Karl R. Wyss
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)




                                 By:       /s/ James H. Tate
                                      ----------------------------------

                                           James H. Tate
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

Date: August 14, 2001

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                                 DESCRIPTION
 -----------                            -----------

 4.16 Third Amendment and Forbearance Agreement dated as of May 24, 2001 by and among Thermadyne Holdings Corporation, and certain of its subsidiaries, the Lenders party thereto and ABN AMRO Bank, N.V., as agent for the Lenders, as supplemented by that certain letter agreement dated as of July 24, 2001, but effective as of July 31, 2001 by and among Thermadyne Holdings Corporation, certain of its subsidiaries and ABN AMRO Bank, N.V., as agent for the Lenders.


10.33 Executive Employment Agreement dated July 10, 2001, between Thermadyne Holdings Corporation and Douglas W. Muzzey.

10.34 Executive Employment Agreement dated May 21, 2001, between Thermadyne Holdings Corporation and Osvaldo Ricci.

10.35 Executive Employment Agreement dated January 13, 2001, between Thermadyne Holdings Corporation and Karl R. Wyss.