Form 10-Q
period 2002-03-31
THERMADYNE CAPITAL CORP; THERMADYNE MFG LLC; THERMADYNE HOLDINGS CORP /DE
filed 2002-05-15
CIK 1063381, 1063382, 850660

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    March 31, 2002
                               --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                  Commission file number        0-23378
                                         -----------------------

                         Thermadyne Holdings Corporation
---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                              74-2482571
----------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

                  Commission file number        333-57457
                                         -----------------------

                               Thermadyne Mfg. LLC
----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                              74-2878452
----------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                  Commission file number        333-57457
                                         -----------------------

                            Thermadyne Capital Corp.
----------------------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

Delaware                                              74-2878453
----------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

101 S. Hanley, St. Louis,  MO                            63105
----------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code   (314) 721-5573
                                                   -------------------------

Indicate by [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [X]  No  [ ]

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, as of April 30, 2002 was 3,590,326.

Thermadyne Mfg. LLC and Thermadyne Capital Corp. meet the conditions set forth in General Instruction H(1) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

                         THERMADYNE HOLDINGS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements of
                  Thermadyne Holdings Corporation (Unaudited)

                  Condensed Consolidated Balance Sheets ...........................................     3
                  Condensed Consolidated Statements of Operations .................................     4
                  Condensed Consolidated Statements of Cash Flows .................................     5
                  Notes to Condensed Consolidated Financial Statements ............................  6-17

                  Condensed Consolidated Financial Statements of Thermadyne Mfg. LLC (Unaudited)

                  Condensed Consolidated Balance Sheets ...........................................    18
                  Condensed Consolidated Statements of Operations .................................    19
                  Condensed Consolidated Statements of Cash Flows .................................    20
                  Notes to Condensed Consolidated Financial Statements ............................ 21-33

      Item 2.     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ................................ 34-39


PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ................................................    40


SIGNATURES ........................................................................................ 41-43

                         THERMADYNE HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      March 31,      December 31,
                                                                        2002             2001
                                                                    ------------     ------------
                                                                    (Unaudited)
ASSETS

Current Assets:
    Cash and cash equivalents                                       $     10,847     $     14,800
    Accounts receivable, less allowance for doubtful
       accounts of $3,870 and $3,376, respectively                        82,011           75,816
    Inventories                                                           91,518           89,748
    Prepaid expenses and other                                            16,023           14,600
                                                                    ------------     ------------
         Total current assets                                            200,399          194,964
Property, plant and equipment, at cost, net                               79,876           81,012
Deferred financing costs, net                                             12,997           13,825
Intangibles, at cost, net                                                 13,090           13,422
Deferred income taxes                                                        207              248
Other assets                                                               7,660            6,922
                                                                    ------------     ------------
         Total assets                                               $    314,229     $    310,393
                                                                    ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                $     24,091     $     19,520
    Accrued and other liabilities                                         25,981           25,410
    Accrued interest                                                         347              471
    Income taxes payable                                                   1,079              508
    Current maturities of long-term obligations                           14,453           11,606
                                                                    ------------     ------------
         Total current liabilities                                        65,951           57,515
Liabilities subject to compromise                                        833,994          834,478
Long-term obligations, less current maturities                            20,370           21,084
Other long-term liabilities                                               43,432           43,868
Redeemable preferred stock (paid in kind), $0.01 par value,
    15,000,000 shares authorized and
    2,000,000 shares issued and outstanding                               78,509           78,509
Shareholders' deficit:
    Common stock, $0.01 par value, 30,000,000 shares authorized,
       and 3,590,286 shares issued and outstanding                            36               36
    Additional paid-in capital                                          (128,523)        (128,523)
    Accumulated deficit                                                 (555,759)        (553,008)
    Management loans                                                      (1,405)          (1,344)
    Accumulated other comprehensive loss                                 (42,376)         (42,222)
                                                                    ------------     ------------
         Total shareholders' deficit                                    (728,027)        (725,061)
                                                                    ------------     ------------
         Total liabilities and shareholders' deficit                $    314,229     $    310,393
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

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                           Three Months     Three Months
                                                                              Ended            Ended
                                                                             March 31,        March 31,
                                                                               2002             2001
                                                                           ------------     ------------
Net sales                                                                  $    102,687     $    119,749
Operating expenses:
    Cost of goods sold                                                           67,549           76,454
    Selling, general and administrative expenses                                 25,990           25,110
    Amortization of intangibles                                                     348              511
    Net periodic postretirement benefits                                            288              261
    Special charges                                                                 719            4,072
                                                                           ------------     ------------
    Operating income                                                              7,793           13,341
Other income (expense):
    Interest expense (contractual interest expense of $17,869 for 2002)          (5,980)         (21,053)
    Amortization of deferred financing costs                                       (829)            (829)
    Other, net                                                                      131             (408)
                                                                           ------------     ------------
Income (loss) before reorganization items and income tax provision                1,115           (8,949)
Reorganization items                                                              3,150               --
                                                                           ------------     ------------
Loss before income tax provision                                                 (2,035)          (8,949)
Income tax provision                                                                716              962
                                                                           ------------     ------------
Net loss                                                                         (2,751)          (9,911)
Preferred stock dividends (paid in kind)                                             --            2,269
                                                                           ------------     ------------
Net loss applicable to common shares                                       $     (2,751)    $    (12,180)
                                                                           ============     ============

Basic and diluted loss per share amounts:
    Net loss                                                               $      (0.77)    $      (2.76)
    Net loss applicable to common shares                                   $      (0.77)    $      (3.39)


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months         Three Months
                                                                     Ended                Ended
                                                                 March 31, 2002       March 31, 2001
                                                                 --------------       --------------
Cash flows provided by (used in) operating activities:
    Net loss                                                     $       (2,751)      $       (9,911)
Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
    Net periodic postretirement benefits                                    288                  261
    Depreciation                                                          3,872                3,748
    Amortization of intangibles                                             348                  511
    Amortization of deferred financing costs                                829                  829
    Deferred income taxes                                                    57                  153
    Non-cash interest expense                                                --                5,121
Changes in operating assets and liabilities:
    Accounts receivable                                                  (6,036)              (6,996)
    Inventories                                                          (1,608)              (5,816)
    Prepaid expenses and other                                           (1,406)                (826)
    Accounts payable                                                      3,373                  471
    Accrued and other liabilities                                           668               (4,175)
    Accrued interest                                                       (127)               6,022
    Income taxes payable                                                    581                   20
    Other long-term liabilities                                            (864)                (689)
                                                                 --------------       --------------
       Total adjustments                                                    (25)              (1,366)
                                                                 --------------       --------------
       Net cash used in operating activities                             (2,776)             (11,277)
                                                                 --------------       --------------
Cash flows used in investing activities:
    Capital expenditures, net                                            (2,463)              (5,999)
    Change in other assets                                                 (633)                 (39)
                                                                 --------------       --------------
       Net cash used in investing activities                             (3,096)              (6,038)
                                                                 --------------       --------------
Cash flows provided by (used in) financing activities:
    Change in long-term receivables                                         (97)                (186)
    Borrowing under debtor-in-possession credit facility                  1,500                   --
    Repayment of long-term obligations                                     (556)              (3,140)
    Borrowing of long-term obligations                                    1,422               37,482
    Change in accounts receivable securitization                             --                5,078
    Financing fees                                                           --                   34
    Other                                                                  (350)                 862
                                                                 --------------       --------------
       Net cash provided by financing activities                          1,919               40,130
                                                                 --------------       --------------
Net increase (decrease) in cash and cash equivalents                     (3,953)              22,815
Cash and cash equivalents at beginning of period                         14,800               10,362
                                                                 --------------       --------------
Cash and cash equivalents at end of period                       $       10,847       $       33,177
                                                                 ==============       ==============


     See accompanying notes to condensed consolidated financial statements.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         Thermadyne Holdings Corporation ("Thermadyne" or the "Company"), a Delaware corporation, is a global manufacturer of cutting and welding products and accessories.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         BANKRUPTCY FILING

         On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of March 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $2.3 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain), and other customary provisions.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended March 31, 2002, was $5.1 million, $1.0 million, $4.5 million and $1.3 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three months ended March 31, 2002. Contractual dividends for the redeemable preferred stock were $2.6 million for the three-month period ended March 31, 2002, but no dividends were recorded during the period. As part of the Court order approving the DIP Facility, the Company was required to continue making period interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the Company's obligations was $17.9 million, for the three months ended March 31, 2002, which was $11.9 million in excess of reported interest.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditors' committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

         Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On April 22, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

         Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

         The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise consisted of the following:

                                   March 31,     December 31,
                                     2002            2001
                                 ------------    ------------
Trade accounts payable           $     16,169    $     17,334
Accrued and other liabilities           3,685           3,500
Accrued interest                       24,809          24,809
Accrued income taxes                   11,290          11,290
Old Credit Facility                   353,933         353,437
Senior Subordinated Notes             207,000         207,000
Debentures                            145,066         145,066
Subordinated Notes                     37,060          37,060
Junior Notes                           33,427          33,427
Other long-term obligations             1,555           1,555
                                 ------------    ------------
        Total                    $    833,994    $    834,478
                                 ============    ============


         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended March 31, 2002, include $2.3 million of professional fees and expenses, $0.7 million of expenses related to financing fees associated with the DIP Facility, and $0.2 million of other reorganization costs.

         SPECIAL CHARGES

         Special charges incurred during the three months ended March 31, 2002, include $0.5 million related to an information technology transformation project and $0.2 million related to logistics initiatives. Special charges recorded during the first three months of 2001 were comprised of $1.1 million related to the relocation of production to Mexico and Asia, $2.7 million related to the information technology and business process reengineering project the Company initiated in the third quarter of 2000, and $0.3 million of severance costs.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                           Three Months      Three Months
                                              Ended             Ended
                                             March 31,         March 31,
                                               2002              2001
                                           ------------      ------------
Interest paid                              $      6,104      $      9,930
Taxes paid                                           88               642


         Operating cash disbursements resulting from the reorganization include $2.3 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, and $0.1 million of other reorganization costs.

         LOSS PER SHARE

         The following table sets forth the information used in the computation of basic and diluted loss per share for the periods indicated.

                                                      Three Months     Three Months
                                                          Ended           Ended
                                                        March 31,        March 31,
                                                           2002            2001
                                                      ------------     ------------
Numerator:
     Net loss                                         $     (2,751)    $     (9,911)
     Preferred stock dividends (paid in kind)                   --           (2,269)
                                                      ------------     ------------
     Net loss applicable to common shares             $     (2,751)    $    (12,180)
                                                      ============     ============

Denominator:
     Weighted average shares for basic and diluted
        earnings per share                               3,590,286        3,590,286
                                                      ============     ============

Basic and diluted loss per share amounts:
     Net loss                                         $      (0.77)    $      (2.76)
     Preferred stock dividends (paid in kind)                   --            (0.63)
                                                      ------------     ------------
     Net loss applicable to common shares             $      (0.77)    $      (3.39)
                                                      ============     ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sold on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retained servicing responsibilities for accounts receivable collections, but received no servicing fee. Effective with the Chapter 11 filing this program began to liquidate and at December 31, 2001, all participation interests had been fully funded. On January 4, 2002, the program was terminated and final distributions made to investors. The amount of participation interests sold under this financing arrangement was reflected as a reduction of accounts receivable on the consolidated balance sheet. Interest expense was incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company recorded no gains or losses from the securitization arrangement.

3.       INVENTORIES

         The composition of inventories was as follows:

                     March 31,      December 31,
                       2002             2001
                   ------------     ------------
Raw materials      $     19,396     $     18,142
Work-in-process          25,884           25,517
Finished Goods           47,105           46,442
LIFO reserve               (867)            (353)
                   ------------     ------------
Total              $     91,518     $     89,748
                   ============     ============


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

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


         The "Other" column includes the elimination of intersegment sales and profits, corporate related items and other costs not allocated to the reportable segments.

                                                                                     Other
                                          United                    Australia/     Geographic
                                          States        Europe         Asia          Regions       Other      Consolidated
                                         --------      --------     ----------     -----------    --------    ------------
Three Months Ended March 31, 2002

    Revenue from external customers      $ 69,279      $ 11,893      $  9,546       $ 11,969      $     --       $102,687
    Intersegment revenues                   6,332         1,499           192            725        (8,748)            --
    Operating income (loss)                13,036           781        (1,514)           657        (5,167)         7,793

Three Months Ended March 31, 2001

    Revenue from external customers      $ 82,088      $ 12,970      $ 10,851       $ 13,840      $     --       $119,749
    Intersegment revenues                   7,802         3,602           398             --       (11,802)            --
    Operating income (loss)                19,128         1,196        (1,775)           163        (5,371)        13,341


5.       COMPREHENSIVE LOSS

         Comprehensive loss totaled $2,905 and $12,452 for the three months ended March 31, 2002 and 2001, respectively.

6.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of March 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $2.3 million under the DIP Facility.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures, and the Junior Notes. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended March 31, 2002, was $5.1 million, $1.0 million, $4.5 million and $1.3 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three months ended March 31, 2002. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


7.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142".) SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During the first quarter of 2001 the Company recorded $44 of goodwill amortization. Excluding this expense the Company's net loss, net loss applicable to common shares, basic and diluted net loss per share, and basic and diluted net loss applicable to common shares would have been $9,867, $12,136, $2.75 and $3.38, respectively.

         The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $25,843 at March 31, 2002 and December 31, 2001. Accumulated amortization totaled $12,846 and $12,018 at March 31, 2002 and December 31, 2001,
         respectively. Amortization expense amounted to $829 for each of the three month periods ended March 31, 2002 and 2001, respectively. Amortization expense for fiscal 2002 to 2006 is expected to be as follows: $3,316, $3,316, $3,316, $3,316, and $561.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $11,416 and $11,420 at March 31, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,550 and $9,353 at March 31, 2002 and December 31, 2001, respectively. Amortization expense amounted to $348 and $467 for the three month periods ended March 31, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1,700 in 2002 and $370 in 2003.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business.

         The adoption of SFAS 142 and 144 did not have a significant impact on the Company's financial position or results of operations. However, the ultimate value of the Company's assets are uncertain and may change materially when the Company emerges from bankruptcy.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


8.       DEBTOR FINANCIAL INFORMATION

         The following is condensed combined financial information for the Debtors. The combined financial statements have been prepared on the same basis as the consolidated financial statements. Liabilities subject to compromise shown on the March 31, 2002, and December 31, 2001 condensed combined balance sheets exclude the portion of the Term A Facility carried on the books of two foreign subsidiaries, which totaled $20,319 and $19,824, respectively.

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                      CONDENSED COMBINED DEBTOR BALANCE SHEET

                                                       March 31,     December 31,
                                                         2002            2001
                                                    ------------     ------------
ASSETS

Current Assets:
     Cash and cash equivalents                      $      4,919     $      7,332
     Accounts receivable                                  44,993           41,516
     Inventories                                          52,455           51,505
     Prepaid expenses and other                           12,339           11,360
                                                    ------------     ------------
        Total current assets                             114,706          111,713
Property, plant and equipment, at cost, net               43,064           42,033
Deferred financing costs, net                             12,997           13,825
Intangibles, at cost, net                                  6,262            6,461
Other assets                                               3,458            2,827
                                                    ------------     ------------
        Total assets                                $    180,487     $    176,859
                                                    ============     ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                               $      8,754     $      4,960
     Accrued and other liabilities                        18,020           18,392
     Accrued interest                                        137              465
     Income taxes payable                                    149               11
     Current maturities of long-term obligations          10,464            8,962
                                                    ------------     ------------
        Total current liabilities                         37,524           32,790
Liabilities subject to compromise                        813,675          814,654
Long-term obligations, less current maturities            15,254           15,483
Other long-term liabilities                               34,902           34,471
Redeemable preferred stock                                78,509           78,509
Shareholders' equity (deficit):
     Common stock                                             36               36
     Additional paid-in-capital                         (129,928)        (129,867)
     Accumulated other comprehensive loss                (24,964)         (26,914)
     Accumulated deficit                                (492,449)        (491,447)
                                                    ------------     ------------
        Total shareholders' deficit                     (647,305)        (648,192)
Net equity and advances to/from subsidiaries            (152,072)        (150,856)
                                                    ------------     ------------
     Total liabilities and shareholders' deficit    $    180,487     $    176,859
                                                    ============     ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                   CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                                      Three Months     Three Months
                                                                          Ended            Ended
                                                                        March 31,        March 31,
                                                                          2002             2001
                                                                      ------------     ------------
Net sales                                                             $     81,130     $     98,409
Operating expenses:
    Cost of goods sold                                                      52,490           62,583
    Selling, general and administrative expenses                            19,629           17,181
    Amortization of other intangibles                                          291              362
    Net periodic postretirement benefits                                       288              261
    Special charges                                                            719            4,072
                                                                      ------------     ------------
    Operating income                                                         7,713           13,950
Other income (expense):
    Interest expense                                                        (4,518)         (20,349)
    Amortization of deferred financing costs                                  (829)            (829)
    Other, net                                                                (190)             430
                                                                      ------------     ------------
Income (loss) before reorganization items and income tax provision           2,176           (6,798)
Reorganization items                                                         3,150               --
                                                                      ------------     ------------
Loss before income tax provision                                              (974)          (6,798)
Income tax provision                                                           173              255
                                                                      ------------     ------------
Net loss                                                                    (1,147)          (7,053)
Preferred stock dividends (paid in kind)                                        --            2,269
                                                                      ------------     ------------
Net loss applicable to common shares                                  $     (1,147)    $     (9,322)
                                                                      ============     ============

                         THERMADYNE HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                   CONDENSED COMBINED STATEMENT OF CASH FLOWS

                                                            Three Months     Three Months
                                                                Ended           Ended
                                                              March 31,        March 31,
                                                                2002             2001
                                                            ------------     ------------
Net cash used in operating activities                       $     (1,639)    $    (11,171)
Cash flows provided by (used in) investing activities:
    Capital expenditures, net                                     (2,323)          (4,795)
    Change in other assets                                          (723)             864
                                                            ------------     ------------
       Net cash used in investing activities                      (3,046)          (3,931)
Cash flows provided by (used in) financing activities:
    Borrowing under debtor-in-possession credit facility           1,500               --
    Repayment of long-term obligations                               (45)          (2,331)
    Borrowing of long-term obligations                                --           35,045
    Change in accounts receivable securitization                      --            5,078
    Other                                                            817            1,446
                                                            ------------     ------------
Net cash provided by (used in) financing activities:               2,272           39,238
                                                            ------------     ------------
Net increase in cash and cash equivalents                         (2,413)          24,136
Cash and cash equivalents at beginning of year                     7,332            4,536
                                                            ------------     ------------
Cash and cash equivalents at end of period                  $      4,919     $     28,672
                                                            ============     ============

                               THERMADYNE MFG. LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           March 31,      December 31,
                                                             2002             2001
                                                         ------------     ------------
                                                          (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                           $     10,847     $     14,800
     Accounts receivable, less allowance for doubtful
        accounts of $3,870 and $3,376, respectively            82,011           75,816
     Inventories                                               91,518           89,748
     Prepaid expenses and other                                16,023           14,600
                                                         ------------     ------------
        Total current assets                                  200,399          194,964
Property, plant and equipment, at cost, net                    79,876           81,012
Deferred financing costs, net                                  10,675           11,409
Intangibles, at cost, net                                      13,090           13,422
Deferred income taxes                                             207              248
Other assets                                                    4,573            3,834
                                                         ------------     ------------
        Total assets                                     $    308,820     $    304,889
                                                         ============     ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                    $     24,091     $     19,520
     Accrued and other liabilities                             25,981           25,410
     Accrued interest                                             347              471
     Income taxes payable                                       1,079              508
     Current maturities of long-term obligations               14,453           11,606
                                                         ------------     ------------
        Total current liabilities                              65,951           57,515
Liabilities subject to compromise                             647,552          648,036
Long-term obligations, less current maturities                 20,370           21,084
Other long-term liabilities                                    43,432           43,868
Shareholders' deficit:
     Accumulated deficit                                     (505,084)        (502,366)
     Accumulated other comprehensive loss                     (42,376)         (42,222)
                                                         ------------     ------------
        Total shareholders' deficit                          (547,460)        (544,588)
Net equity and advances to/from parent                         78,975           78,974
                                                         ------------     ------------
        Total liabilities and shareholders' deficit      $    308,820     $    304,889
                                                         ============     ============


     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three Months     Three Months
                                                                               Ended           Ended
                                                                             March 31,        March 31,
                                                                               2002             2001
                                                                           ------------     ------------
Net sales                                                                  $    102,687     $    119,749
Operating expenses:
    Cost of goods sold                                                           67,549           76,454
    Selling, general and administrative expenses                                 25,990           25,110
    Amortization of intangibles                                                     348              511
    Net periodic postretirement benefits                                            288              261
    Special charges                                                                 719            4,072
                                                                           ------------     ------------
    Operating income                                                              7,793           13,341
Other income (expense):
    Interest expense (contractual interest expense of $12,343 for 2002)          (5,980)         (16,043)
    Amortization of deferred financing costs                                       (735)            (735)
    Other, net                                                                       70             (465)
                                                                           ------------     ------------
Income (loss) before reorganization items and income tax provision                1,148           (3,902)
Reorganization items                                                              3,150               --
                                                                           ------------     ------------
Loss before income tax provision                                                 (2,002)          (3,902)
Income tax provision                                                                716              962
                                                                           ------------     ------------
Net loss                                                                   $     (2,718)    $     (4,864)
                                                                           ============     ============


     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Three Months     Three Months
                                                                  Ended           Ended
                                                                 March 31,        March 31,
                                                                   2002             2001
                                                               ------------     ------------
Cash flows provided by (used in) operating activities:
    Net loss                                                   $     (2,718)    $     (4,864)
    Adjustments to reconcile net loss to
          net cash provided by operating activities:
       Net periodic postretirement benefits                             288              261
       Depreciation                                                   3,872            3,748
       Amortization of intangibles                                      348              511
       Amortization of deferred financing costs                         735              735
       Deferred income taxes                                             57              153
       Non-cash interest expense                                         --            1,106
    Changes in operating assets and liabilities:
       Accounts receivable                                           (6,036)          (6,674)
       Inventories                                                   (1,608)          (6,138)
       Prepaid expenses and other                                    (1,406)            (826)
       Accounts payable                                               3,373              471
       Accrued and other liabilities                                    668           (4,175)
       Accrued interest                                                (127)           5,026
       Income taxes payable                                             581               20
       Other long-term liabilities                                     (864)            (689)
                                                               ------------     ------------
          Total adjustments                                            (119)          (6,471)
                                                               ------------     ------------
          Net cash used in operating activities                      (2,837)         (11,335)
                                                               ------------     ------------
    Cash flows used in investing activities:
       Capital expenditures, net                                     (2,463)          (5,999)
       Change in other assets                                          (633)             (39)
                                                               ------------     ------------
          Net cash used in investing activities                      (3,096)          (6,038)
                                                               ------------     ------------
    Cash flows provided by financing activities:
       Change in long-term receivables                                  (97)            (186)
       Borrowing under debtor-in-possession credit facility           1,500               --
       Repayment of long-term obligations                              (556)          (3,140)
       Borrowing of long-term obligations                             1,422           37,482
       Change in accounts receivable securitization                      --            5,078
       Financing fees                                                    --               34
       Change in net equity of parent                                     1               --
       Other                                                           (290)             920
                                                               ------------     ------------
          Net cash provided by financing activities                   1,980           40,188
                                                               ------------     ------------
    Net increase (decrease) in cash and cash equivalents             (3,953)          22,815
    Cash and cash equivalents at beginning of period                 14,800           10,362
                                                               ------------     ------------
    Cash and cash equivalents at end of period                 $     10,847     $     33,177
                                                               ============     ============


     See accompanying notes to condensed consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         As used in the report, the terms "Thermadyne" and the "Company" mean Thermadyne Holdings Corporation, the term "Thermadyne LLC" means Thermadyne Mfg. LLC, a wholly owned and the principal operating subsidiary of Thermadyne Holdings Corporation, and the term "Thermadyne Capital" means Thermadyne Capital Corp., a wholly owned subsidiary of Thermadyne LLC. The Company is a global manufacturer of cutting and welding products and accessories.

         UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements of Thermadyne LLC have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

         CO-ISSUER

         Thermadyne Capital was formed solely for the purpose of serving as a co-issuer of the 9-7/8% Senior Subordinated Notes due 2008. Thermadyne Capital has no substantial assets or liabilities and no operations of any kind, and the Indenture pursuant to which the Senior Subordinated Notes were issued limits Thermadyne Capital's ability to acquire or hold any significant assets, incur any liabilities or engage in any business activities, other than in connection with the issuance of the Senior Subordinated Notes.

         BANKRUPTCY FILING

         On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court.

         On January 8, 2002, the Court entered the final order approving a new $60 million debtor-in-possession credit facility among Thermadyne LLC, as borrower, the Company and certain U.S. subsidiaries as guarantors, and a syndicate of lenders with ABN AMRO Bank N.V. as agent (the "DIP Facility".) Prior to the final order, on November 21, 2001, the Court entered an interim order authorizing the Debtors to use up to $25 million of the DIP Facility for loans and letters of credit. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. Actual borrowing availability is subject to a borrowing base calculation. The amount available to the Company under the DIP Facility is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of March 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $2.3 million under the DIP Facility. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain), and other customary provisions.

         As of December 1, 2001, Thermadyne LLC discontinued accruing interest on the Senior Subordinated Notes and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"). Contractual interest on the Senior Subordinated Notes and the Junior Notes for the quarter ended March 31, 2002, was $5.1 million and $1.3 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the three months ended March 31, 2002. As part of the Court order approving the DIP Facility, the Company was required to continue making period interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on Thermadyne LLC's

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         obligations was $12.3 million, for the three months ended March 31, 2002, which was $6.4 million in excess of reported interest.

         Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to court approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

         The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

         Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On April 22, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

         Although the Chapter 11 filing raises substantial doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost and the current intention that they will be realized as a going concern and in the normal course of business. A Plan of Reorganization could materially change the amounts currently disclosed in the financial statements.

         The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

         LIABILITIES SUBJECT TO COMPROMISE

         Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while the debtor continues business operations as debtor-in-possession. These claims are shown in the accompanying balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the debtor's assets also are stayed, although the holders of such claims have the right to move the Court for relief from the stay. The principal categories of liabilities subject to compromise consisted of the following:

                                   March 31,     December 31,
                                     2002            2001
                                 ------------    ------------
Trade accounts payable           $     16,169    $     17,334
Accrued and other liabilities           3,685           3,500
Accrued interest                       20,493          20,493
Accrued income taxes                   11,290          11,290
Old Credit Facility                   353,933         353,437
Senior Subordinated Notes             207,000         207,000
Junior Notes                           33,427          33,427
Other long-term obligations             1,555           1,555
                                 ------------    ------------
        Total                    $    647,552    $    648,036
                                 ============    ============


         REORGANIZATION ITEMS

         Reorganization items for the three-month period ended March 31, 2002, include $2.3 million of professional fees and expenses, $0.7 million of expenses related to financing fees associated with the DIP Facility, and $0.2 million of other reorganization costs.

         SPECIAL CHARGES

         Special charges incurred during the three months ended March 31, 2002, include $0.5 million related to an information technology transformation project and $0.2 million related to logistics initiatives. Special charges recorded during the first three months of 2001 were comprised of $1.1 million related to the relocation of production to Mexico and Asia, $2.7 million related to the

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         information technology and business process reengineering project the Company initiated in the third quarter of 2000, and $0.3 million of severance costs.

         STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest and taxes paid were as follows:

                                           Three Months      Three Months
                                              Ended             Ended
                                             March 31,         March 31,
                                               2002              2001
                                           ------------      ------------

Interest paid                              $      6,104      $      9,930
Taxes paid                                           88               642


         Operating cash disbursements resulting from the reorganization include $2.3 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, and $0.1 million of other reorganization costs.

2.       ACCOUNTS RECEIVABLE

         On January 31, 2000, the Company entered into a trade accounts receivable securitization agreement whereby it sold on an ongoing basis participation interests in up to $45,000 of designated accounts receivable. The Company retained servicing responsibilities for accounts receivable collections, but received no servicing fee. Effective with the Chapter 11 filing this program began to liquidate and at December 31, 2001, all participation interests had been fully funded. On January 4, 2002, the program was terminated and final distributions made to investors. The amount of participation interests sold under this financing arrangement was reflected as a reduction of accounts receivable on the consolidated balance sheet. Interest expense was incurred on participation interests at the rate of one-month LIBOR plus 65 basis points, per annum. The Company recorded no gains or losses from the securitization arrangement.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


3.       INVENTORIES

         The composition of inventories was as follows:

                     March 31,     December 31,
                        2002            2001
                   ------------    ------------
Raw materials      $     19,396     $     18,142
Work-in-process          25,884           25,517
Finished Goods           47,105           46,442
LIFO reserve               (867)            (353)
                   ------------     ------------
Total              $     91,518     $     89,748
                   ============     ============


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

                                                                                 Other
                                         United                  Australia/    Geographic
                                         States       Europe        Asia        Regions       Other     Consolidated
                                        --------     --------   -----------    ----------    --------   ------------
Three Months Ended March 31, 2002
    Revenue from external customers     $ 69,279     $ 11,893     $  9,546      $ 11,969     $     --      $102,687
    Intersegment revenues                  6,332        1,499          192           725       (8,748)           --
    Operating income (loss)               13,036          781       (1,514)          657       (5,167)        7,793

Three Months Ended March 31, 2001
    Revenue from external customers     $ 82,088     $ 12,970     $ 10,851      $ 13,840     $     --      $119,749
    Intersegment revenues                  7,802        3,602          398            --      (11,802)           --
    Operating income (loss)               19,128        1,196       (1,775)          163       (5,371)       13,341

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss totaled $2,872 and $7,405 for the three months ended March 31, 2002 and 2001, respectively.

7.       LONG-TERM OBLIGATIONS

         The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. As of March 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $2.3 million under the DIP Facility.

         As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes and the Junior Notes. Contractual interest on the Senior Subordinated Notes and the Junior Notes for the quarter ended March 31, 2002, was $5.1 million and $1.3 million, respectively. No interest was recorded for the Senior Subordinated Notes or the Junior Notes during the three months ended March 31, 2002. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142".) SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. In addition, SFAS 142 requires goodwill included in the carrying value of equity method investments no longer be amortized.

         The Company ceased amortization on January 1, 2002 of its goodwill, which had a net balance of approximately $11,355 at January 1, 2002. During the first quarter of 2001 the Company recorded $44 of goodwill amortization. Excluding this expense the Company's net loss would have been $4,820.

         The Company capitalizes loan origination fees and other costs incurred arranging long-term financing as deferred financing costs. The costs are amortized over the respective lives of the obligations using the effective interest method. Deferred financing costs totaled $22,077 at March 31, 2002 and December 31, 2001. Accumulated amortization totaled $11,402 and $10,668 at March 31, 2002

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         and December 31, 2001, respectively. Amortization expense amounted to $735 for each of the three month periods ended March 31, 2002 and 2001, respectively. Amortization expense for fiscal 2002 to 2006 is expected to be as follows: $2,940, $2,940, $2,940, $2,589, and $0.

         The Company has other identifiable intangible assets such as patented technology, non-compete agreements and trademarks. These intangibles are amortized on a straight-line basis over the various estimated useful lives, which generally range from three to 25 years. The total cost of these intangible assets was $11,416 and $11,420 at March 31, 2002 and December 31, 2001, respectively. Accumulated amortization totaled $9,550 and $9,353 at March 31, 2002 and December 31, 2001, respectively. Amortization expense amounted to $348 and $467 for the three month periods ended March 31, 2002 and 2001, respectively. Amortization expense is expected to be approximately $1,700 in 2002 and $370 in 2003.

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business.

         The adoption of SFAS 142 and 144 did not have a significant impact on the Company's financial position or results of operations. However, the ultimate value of the Company's assets are uncertain and may change materially when the Company emerges from bankruptcy.

9.       GUARANTOR SUBSIDIARIES AND DEBTOR FINANCIAL INFORMATION

         Guarantor Subsidiaries

         Thermadyne LLC and Thermadyne Capital, both wholly-owned subsidiaries of Thermadyne, issued $207 million of Senior Subordinated Notes. Thermadyne received all of the net proceeds from the issuance of the Senior Subordinated Notes and Thermadyne LLC and Thermadyne Capital are jointly and severally liable for all payments under the Senior Subordinated Notes. Additionally, the Senior Subordinated Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured senior subordinated basis by certain subsidiaries of the Company (the "Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries is wholly-owned by Thermadyne LLC.

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

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


         Debtor Financial Information

         In the following condensed financial information the combination of the amounts in the columns "Thermadyne LLC" and "Total Guarantors" represents, in all material respects, the financial position of the Debtors, excluding Thermadyne Holdings Corporation, as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. This information was prepared on the same basis as the consolidated financial statements.

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002

                                                         Thermadyne        Total         Total
                                                             LLC        Guarantors   Non-Guarantors  Eliminations      Total
                                                         ---------      ----------   --------------  ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                            $      --      $   4,919      $   5,928      $      --      $  10,847
    Accounts receivable                                         --         44,993         37,018             --         82,011
    Inventories                                                 --         52,455         39,063             --         91,518
    Prepaid expenses and other                                  --         12,339          3,684             --         16,023
                                                         ---------      ---------      ---------      ---------      ---------
         Total current assets                                   --        114,706         85,693             --        200,399
Property, plant and equipment, at cost, net                     --         43,064         36,812             --         79,876
Deferred financing costs, net                               10,675             --             --             --         10,675
Intangibles, at cost, net                                       --          6,262          6,828             --         13,090
Deferred income taxes                                           --             --            207             --            207
Investment in and advances to/from subsidiaries            168,027             --             --       (168,027)            --
Other assets                                                    --            371          4,202             --          4,573
                                                         ---------      ---------      ---------      ---------      ---------
         Total assets                                    $ 178,702      $ 164,403      $ 133,742      $(168,027)     $ 308,820
                                                         =========      =========      =========      =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                     $      --      $   8,754      $  15,337      $      --      $  24,091
    Accrued and other liabilities                               --         18,020          7,961             --         25,981
    Accrued interest                                           128              9            210             --            347
    Income taxes payable                                        --            149            930             --          1,079
    Current maturities of long-term obligations             10,150            314          3,989             --         14,453
                                                         ---------      ---------      ---------      ---------      ---------
         Total current liabilities                          10,278         27,246         28,427             --         65,951
Liabilities subject to compromise                          594,534         32,699         20,319             --        647,552
Long-term obligations, less current maturities                  --         15,254          5,116             --         20,370
Other long-term liabilities                                     --         34,902          8,530             --         43,432
Shareholders' deficit:
    Accumulated deficit                                   (505,084)      (351,262)       (92,091)       443,353       (505,084)
    Accumulated other comprehensive loss                        --        (25,133)       (17,243)            --        (42,376)
                                                         ---------      ---------      ---------      ---------      ---------
         Total shareholders' deficit                      (505,084)      (376,395)      (109,334)       443,353       (547,460)
Net equity and advances to/from subsidiaries                78,974        430,697        180,684       (611,380)        78,975
                                                         ---------      ---------      ---------      ---------      ---------

         Total liabilities and shareholders' deficit     $ 178,702      $ 164,403      $ 133,742      $(168,027)     $ 308,820
                                                         =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001

                                                        Thermadyne        Total         Total
                                                            LLC        Guarantors   Non-Guarantors  Eliminations      Total
                                                        ---------      ----------   --------------  ------------    ---------
ASSETS

Current Assets:
    Cash and cash equivalents                           $      --      $   7,332      $   7,468      $      --      $  14,800
    Restricted Cash                                            --             --             --             --             --
    Accounts receivable                                        --         41,516         34,300             --         75,816
    Inventories                                                --         51,505         38,243             --         89,748
    Prepaid expenses and other                                 --         11,360          3,240             --         14,600
                                                        ---------      ---------      ---------      ---------      ---------
        Total current assets                                   --        111,713         83,251             --        194,964
Property, plant and equipment, at cost, net                    --         42,033         38,979             --         81,012
Deferred financing costs, net                              11,409             --             --             --         11,409
Intangibles, at cost, net                                      --          6,461          6,961             --         13,422
Deferred income taxes                                          --             --            248             --            248
Investment in and advances to/from subsidiaries           168,839             --             --       (168,839)            --
Other assets                                                   --           (261)         4,095             --          3,834
                                                        ---------      ---------      ---------      ---------      ---------
        Total assets                                    $ 180,248      $ 159,946      $ 133,534      $(168,839)     $ 304,889
                                                        =========      =========      =========      =========      =========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                    $      --      $   4,960      $  14,560      $      --      $  19,520
    Accrued and other liabilities                              --         18,392          7,018             --         25,410
    Accrued interest                                          457              8              6             --            471
    Income taxes payable                                       --             11            497             --            508
    Current maturities of long-term obligations             8,650            312          2,644             --         11,606
                                                        ---------      ---------      ---------      ---------      ---------
        Total current liabilities                           9,107         23,683         24,725             --         57,515
Liabilities subject to compromise                         594,533         33,679         19,824        648,036
Long-term obligations, less current maturities                 --         15,483          5,601             --         21,084
Other long-term liabilities                                    --         34,471          9,397             --         43,868
Shareholders' deficit:
    Accumulated deficit                                  (502,366)      (350,148)       (90,434)       440,582       (502,366)
    Accumulated other comprehensive loss                       --        (26,914)       (15,308)            --        (42,222)
                                                        ---------      ---------      ---------      ---------      ---------
        Total shareholders' deficit                      (502,366)      (377,062)      (105,742)       440,582       (544,588)
Net equity and advances to/from subsidiaries               78,974        429,692        179,729       (609,421)        78,974
                                                        ---------      ---------      ---------      ---------      ---------
        Total liabilities and shareholders' deficit     $ 180,248      $ 159,946      $ 133,534      $(168,839)     $ 304,889
                                                        =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                         Thermadyne        Total         Total
                                                             LLC        Guarantors   Non-Guarantors  Eliminations      Total
                                                         ---------      ----------   --------------  ------------    ---------
Net sales                                                $      --      $  81,130      $  37,617      $ (16,060)     $ 102,687
Operating expenses:
   Cost of goods sold                                           --         52,490         31,172        (16,113)        67,549
   Selling, general and administrative expenses                 --         19,629          6,361             --         25,990
   Amortization of intangibles                                  --            291             57             --            348
   Net periodic postretirement benefits                         --            288             --             --            288
   Special charges                                              --            719             --             --            719
                                                         ---------      ---------      ---------      ---------      ---------
Operating income                                                --          7,713             27             53          7,793
Other income (expense):
   Interest expense                                             --         (4,518)        (1,662)           200         (5,980)
   Amortization of deferred financing costs                     --           (735)            --             --           (735)
   Equity in net loss of subsidiaries                       (2,718)            --             --          2,718             --
   Other                                                        --           (251)           521           (200)            70
                                                         ---------      ---------      ---------      ---------      ---------
Income (loss) before reorganization items and income
   tax provision                                            (2,718)         2,209         (1,114)         2,771          1,148
Reorganization items                                            --          3,150             --             --          3,150
                                                         ---------      ---------      ---------      ---------      ---------
Loss before income tax provision                            (2,718)          (941)        (1,114)         2,771         (2,002)
Income tax provision                                            --            173            543             --            716
                                                         ---------      ---------      ---------      ---------      ---------
Net loss                                                 $  (2,718)     $  (1,114)     $  (1,657)     $   2,771      $  (2,718)
                                                         =========      =========      =========      =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                    Thermadyne       Total         Total
                                                        LLC       Guarantors   Non-Guarantors  Eliminations      Total
                                                    ---------     ----------   --------------  ------------    ---------
Net sales                                           $      --      $  98,409      $  45,070      $ (23,730)     $ 119,749
Operating expenses:
   Cost of goods sold                                      --         62,583         37,410        (23,539)        76,454
   Selling, general and administrative expenses            --         17,181          7,929             --         25,110
   Amortization of intangibles                             --            362            149             --            511
   Net periodic postretirement benefits                    --            261             --             --            261
   Special charges                                         --          3,983             89             --          4,072
                                                    ---------      ---------      ---------      ---------      ---------
Operating income (expense)                                 --         14,039           (507)          (191)        13,341
Other income (expense):
   Interest expense                                        --        (14,582)        (2,152)           691        (16,043)
   Amortization of deferred financing costs                --           (735)            --             --           (735)
   Equity in net loss of subsidiaries                  (4,864)            --             --          4,864             --
   Other                                                   --             50            626         (1,141)          (465)
                                                    ---------      ---------      ---------      ---------      ---------
Loss before income tax provision                       (4,864)        (1,228)        (2,033)         4,223         (3,902)
Income tax provision                                       --            255            707             --            962
                                                    ---------      ---------      ---------      ---------      ---------
Net loss                                            $  (4,864)     $  (1,483)     $  (2,740)     $   4,223      $  (4,864)
                                                    =========      =========      =========      =========      =========

                               THERMADYNE MFG. LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                             Thermadyne       Total         Total
                                                                LLC        Guarantors   Non-Guarantors  Eliminations      Total
                                                             ---------     ----------   --------------  ------------    ---------
Net cash provided by (used in) operating activities          $ (3,047)     $ (1,372)        $ (1,189)     $  2,771      $ (2,837)
Cash flows used in investing activities:
    Capital expenditures, net                                      --        (2,323)            (140)           --        (2,463)
    Change in other assets                                         --          (632)              (1)           --          (633)
                                                             --------      --------         --------      --------      --------
Net cash used in investing activities                              --        (2,955)            (141)           --        (3,096)
Cash flows provided by (used in) financing activities:
    Changes in long-term receivables                               --            --              (97)           --           (97)
    Borrowing under debtor-in-possession credit facility        1,500            --               --            --         1,500
    Repayment of long-term obligations                             --           (45)            (511)           --          (556)
    Borrowing of long-term obligations                             --            --            1,422            --         1,422
    Change in net equity and advances to/from
        subsidiaries                                            1,547           178            1,047        (2,771)            1
    Other                                                          --         1,781           (2,071)           --          (290)
                                                             --------      --------         --------      --------      --------
Net cash provided by (used in) financing activities             3,047         1,914             (210)       (2,771)        1,980
                                                             --------      --------         --------      --------      --------
Net decrease in cash and cash equivalents                          --        (2,413)          (1,540)           --        (3,953)
Cash and cash equivalents at beginning of period                   --         7,332            7,468            --        14,800
                                                             --------      --------         --------      --------      --------
Cash and cash equivalents at end of period                   $     --      $  4,919         $  5,928      $     --      $ 10,847
                                                             ========      ========         ========      ========      ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                              Thermadyne       Total         Total
                                                                  LLC       Guarantors   Non-Guarantors  Eliminations      Total
                                                              ---------     ----------   --------------  ------------    ---------
Net cash provided by (used in) operating activities           $    150      $(13,422)        $ (2,286)     $  4,223      $(11,335)
Cash flows provided by (used in) investing activities:
   Capital expenditures, net                                        --        (4,795)          (1,204)           --        (5,999)
   Change in other assets                                           --          (422)             383            --           (39)
                                                              --------      --------         --------      --------      --------
Net cash used in investing activities                               --        (5,217)            (821)           --        (6,038)
Cash flows provided by (used in) financing activities:
   Changes in long-term receivables                                 --           543             (729)           --          (186)
   Repayment of long-term obligations                           (2,269)          (62)            (809)           --        (3,140)
   Borrowing of long-term obligations                           35,000            14            2,468            --        37,482
   Change in accounts receivable securitization                     --         5,078               --            --         5,078
   Financing fees                                                   --            --               34            --            34
   Change in net equity and advances to/from subsidiaries      (32,882)       37,120              (15)       (4,223)           --
   Other                                                             1            82              837            --           920
                                                              --------      --------         --------      --------      --------
Net cash provided by (used in) financing activities               (150)       42,775            1,786        (4,223)       40,188
                                                              --------      --------         --------      --------      --------
Net increase (decrease) in cash and cash equivalents                --        24,136           (1,321)           --        22,815
Cash and cash equivalents at beginning of period                    --         4,536            5,826            --        10,362
                                                              --------      --------         --------      --------      --------
Cash and cash equivalents at end of period                    $     --      $ 28,672         $  4,505      $     --      $ 33,177
                                                              ========      ========         ========      ========      ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thermadyne, through its subsidiaries, is engaged in the design, manufacture and distribution of cutting and welding products and accessories. Since 1994, the Company has embarked on a strategy designed to focus its business exclusively on the cutting and welding industry and enhance the Company's market position within that industry.

BANKRUPTCY FILING

On November 19, 2001, the Company and substantially all of its domestic subsidiaries, including Thermadyne LLC and Thermadyne Capital (collectively, the "Debtors"), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the "Court".) The filing resulted from insufficient liquidity, and was determined to be the most efficient and favorable alternative to restructure the Company's balance sheet. Since 1998, the Company's operating results have been negatively impacted by a weak industrial economy in the U.S. as well as difficult economic conditions in most of its foreign markets. The deterioration of operating results and liquidity made it increasingly difficult for the Company to meet all of its debt service obligations. Prior to filing Chapter 11, the Company failed to make the semi-annual interest payments on the 10.75% subordinated notes, due November 1, 2003 (the "Subordinated Notes"), which were due on May 1 and November 1, 2001, and totaled approximately $4.0 million. In addition, the Company failed to make an interest payment in the amount of $10.2 million related to the 9.875% senior subordinated notes, due June 1, 2008 (the "Senior Subordinated Notes"), which was due on June 1, 2001. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed plan of reorganization. The Company is in possession of its properties and assets and continues to manage the business as a debtor-in-possession subject to the supervision of the Court. The Company has a $60 million debtor-in-possession credit facility in place (see Liquidity and Capital Resources.)

As of December 1, 2001, the Company discontinued accruing interest on the Senior Subordinated Notes, the Subordinated Notes, the 12.5% debentures, due June 1, 2008 (the "Debentures"), and the 15% junior subordinated notes, due December 15, 2009 (the "Junior Notes"), and ceased accruing dividends on its redeemable preferred stock. Contractual interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes for the quarter ended March 31, 2002, was $5.1 million, $1.0 million, $4.5 million and $1.3 million, respectively. No interest was recorded for the Senior Subordinated Notes, the Subordinated Notes, the Debentures or the Junior Notes during the three months ended March 31, 2002. Contractual dividends for the redeemable preferred stock were $2.6 million for the three-month period ended March 31, 2002, but no dividends were recorded during the period. As part of the Court order approving the DIP Facility, the Company is required to continue making periodic interest payments on its old syndicated senior secured credit agreement (the "Old Credit Agreement.") This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. In total, contractual interest on the

Company's obligations was $17.9 million, for the three months ended March 31, 2002, which was $11.9 million in excess of reported interest.

Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the Debtors' liabilities as of the petition date or to enforce pre-petition date contractual obligations were automatically stayed. Absent approval from the Court, the Debtors are prohibited from paying pre-petition obligations. However, the Court has approved payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations. Additionally, the Court has approved the retention of legal and financial professionals. Claims were allowed to be filed against the Debtors through April 19, 2002. As debtor-in-possession, the Company has the right, subject to Court Approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition claims with the Court in accordance with bankruptcy procedures.

The Company is currently developing a plan of reorganization (the "Plan of Reorganization") through, among other things, discussions with the official creditor's committee appointed in the Chapter 11 proceedings and the lenders. The objective of the Plan of Reorganization is to restructure the Company's balance sheet to significantly strengthen the Company's financial position.

Management expects that a Plan of Reorganization will be completed and ready to file with the Court during the second calendar quarter of 2002. Although management expects to file the Plan of Reorganization, there can be no assurance at this time that a Plan of Reorganization will be proposed by the Company, approved or confirmed by the Court, or that such plan will be consummated. On April 22, 2002, the Court approved the Company's motion to extend the period during which the Debtors may file a Plan of Reorganization through July 1, 2002. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Debtors, would have the right to propose alternative plans of reorganization.

The Company's financial statements do not present the amount which may ultimately be paid to settle liabilities and contingencies which may be allowed in the Chapter 11 case. Under Chapter 11, the rights of, and ultimate payment by the Company to, pre-petition creditors may be substantially altered. This could result in claims being paid in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. At this time, because of material uncertainties, pre-petition claims are carried at face value in the accompanying financial statements, and are included in the line "liabilities subject to compromise" on the consolidated balance sheets. Additionally, the interests of existing preferred and common shareholders could be substantially diluted or even eliminated.

OVERVIEW

The following is a discussion and analysis of the condensed consolidated financial statements of Company. The Company conducts its operations through its wholly-owned subsidiary Thermadyne LLC. The accompanying condensed consolidated financial statements for the Company and Thermadyne LLC are substantially the same except for certain debt and equity securities issued by the Company, and therefore, a separate discussion of Thermadyne LLC is not presented.

Included in the following discussions are comparisons of Adjusted EBITDA which is defined as operating income plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes, amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain. Adjusted EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles.) Adjusted EBITDA is also one of the financial measures by which the Company's compliance with its covenants is calculated under the DIP Facility. The Company believes that Adjusted EBITDA is a useful supplement to net income
(loss) and other consolidated statement of operations data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. However, the Company's method of computation may or may not be comparable to other similarly titled measures of other companies. In addition, Adjusted EBITDA is not necessarily indicative of amounts that may be available for discretionary uses and does not reflect any legal or contractual restrictions on the Company's use of funds.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales for the three months ended March 31, 2002, were $102.7 million, which is a 14.2% decline from the same period in 2001. The primary reason for the decrease is the economy, which has weakened significantly over the past 12 months both domestically and abroad. Domestic sales for the first quarter of 2002 were $65.2 million compared to $75.5 million for the first three months of 2001, which is a decrease of 13.7%. A weak industrial economy was the main contributor to this decline. International sales were $37.5 million for the three months ended March 31, 2002, or a 15.2% decline from the same period in 2001. Decreases were seen in all international markets with poor economic conditions the primary reason for the unfavorable change.

Cost of goods sold was 65.8% of sales in the first quarter of 2002 compared to 63.8% for the same period last year. The decline in sales volume was the main reason for the increase in this percentage as certain factory costs are fixed and do not fluctuate with sales.

Selling, general and administrative expenses were $26.0 million for the three-month period ended March 31, 2002, or 3.5% more than the same three-month period last year. As a percentage of sales, selling, general and administrative expenses were 25.3% versus 21.0% for the three months ended March 31, 2001. The increase in selling, general and administrative expenses compared to 2001 results primarily from higher costs related to the Company's IT infrastructure and investments made related to certain sales and marketing initiatives. As a percentage of sales, the increase from 2001 results principally from the decline in sales as a significant portion of selling, general and administrative expenses are fixed in nature and do not fluctuate with sales.

Special charges in the three months ended March 31, 2002, were comprised primarily of $0.5 million related to an information technology transformation project and $0.2 million related to logistics initiatives. Special charges of $4.1 million were incurred during the first three months of 2001. These costs related to the relocation of production to Mexico and Asia, information technology and business process reengineering projects, and severance costs incurred in the first quarter of 2001.

Reorganization items amounted to $3.2 million for the first three months of 2002. The amount is comprised of $2.3 million of professional fees and expenses, $0.7 million of expenses related to financing fees associated with the DIP Facility, and $0.2 million of other reorganization costs.

Interest expense for the first quarter of 2002 was $6.0 million, which compares to $21.1 million for the first quarter of 2001. The difference relates to interest on the Senior Subordinated Notes, the Subordinated Notes, the Debentures and the Junior Notes, which the Company ceased accruing on December 1, 2001.

An income tax provision of $0.7 million was recorded on a pretax loss of $2.0 million for the three months ended March 31, 2002. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses. An income tax provision of $1.0 million was recorded on a pretax loss of $8.9 million for the quarter ended March 31, 2001. The income tax provision differs from that determined by applying the U.S. federal statutory rate primarily due to nondeductible expenses and the disallowance of foreign losses.

Adjusted EBITDA for the first quarter of 2002 was $12.3 million compared to $17.9 million for the same quarter in 2001, for a decrease of 31.3%.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

Operating activities used $2.8 million of cash during the first quarter of 2002, which compares to a use of $11.3 million during the same three-month period in 2001. Earnings, after adjusting for non-cash expenses, were $2.6 million for the three months ended March 31, 2002, compared to $0.7 million for the three months ended March 31, 2001. This difference results from lower interest costs partially offset by a decline in operating income resulting from lower sales volume. Operating assets and liabilities used $5.4 million of cash in the first quarter of 2002, or $6.6 million less than during the same period last year. Inventory has used $1.6 million of cash through the first three months of 2002 compared to a use of cash of $5.8 million for the same three-month period in 2001. This difference results mainly from an increase in safety stock levels during the first quarter last year as the Company proceeded with the move of production to Mexico. Accounts payable provided $3.4 million of cash in the first quarter of 2002, or approximately $3.0 million more than the same period in 2001. Absent approval from the Court, the Company is prohibited from paying pre-petition obligations including trade accounts payable. Accordingly, the amount of accounts payable recorded as of the petition date has remained essentially unchanged. The increase in payables results from the Company's efforts to negotiate normal payment terms with some of its vendors. Accrued and other liabilities provided $0.7 million of cash in the three-month period ended March 31, 2002, which compares to cash used of $4.2 million during the same period last year. Much of this difference relates to various customer incentive programs, which were paid quarterly for 2001 with the payment for the fourth quarter of 2001 paid in the first quarter of 2002.

Previously, these programs were paid in one annual amount. Accordingly, the full payment for the 2000 program was made during the first quarter of 2001. Accrued interest used $0.1 million of cash during the three-month period ended March 31, 2002, compared to cash provided of $6.0 million in 2001. The Company ceased recording interest on the Senior Subordinated Notes and the Subordinated Notes effective December 1, 2001, which is the primary reason for this difference.

Investing activities used $3.1 million during the three months ended March 31, 2002, which compares to $6.0 million for the same three-month period in 2001. Capital expenditures were $2.5 million during the three-month period ended March 31, 2002, which is $3.5 million less than was spent during the same period last year. The difference relates primarily to timing, as expenditures for the full year 2002 are expected to be in line with 2001 spending.

Financing activities provided $1.9 million during the first three months of 2002 compared to cash provided of $40.1 million during the same period last year. This difference results primarily from net long-term borrowings, which were $34.3 million during the first quarter of 2001 compared to $2.4 million during the three months ended March 31, 2002. The Company also generated $5.1 million of cash from its accounts receivable securitization program during the first quarter last year. As a result of the Chapter 11 filing, this program liquidated and was fully funded by December 31, 2001.

Operating cash disbursements resulting from the reorganization include $2.3 million of professional fees and expenses, $0.4 million of fees related to the DIP Facility, and $0.1 million of other reorganization costs.

LIQUIDITY

The Company's principal uses of cash will be debt service requirements under the DIP Facility and the Old Credit Facility, capital expenditures, and working capital. The Company expects that ongoing requirements for debt service, capital expenditures and working capital will be funded from operating cash flow and borrowings under the DIP Facility.

The DIP Facility provides for total borrowings of $60 million, of which up to $15 million may be used for letters of credit. Actual borrowing availability is subject to a borrowing base calculation, which is equal to the sum of approximately 85% of eligible accounts receivable, 50% of eligible inventory and 72% of eligible fixed assets. As of March 31, 2002, the Company's eligible accounts receivable, inventories and fixed assets supported access to the full amount of the DIP Facility less outstanding borrowings and letters of credit. Interest on the DIP Facility accrued at the administrative agent's adjusted base rate plus 2.25% in the case of alternate base rate loans, and at an adjusted London Interbank Offered Rate ("LIBOR") plus 3.5% in the case of LIBOR loans. The DIP Facility is secured by substantially all the assets of the Debtors, including a pledge of the capital stock of substantially all their subsidiaries, subject to certain limitations with respect to foreign subsidiaries. The DIP Facility contains financial covenants, including minimum levels of EBITDA (defined as net income or loss plus depreciation, amortization of goodwill, amortization of intangibles, net periodic postretirement benefits expense, interest expense, income taxes amortization of deferred financing costs, any net loss realized in connection with the sale of any asset, any extraordinary loss or the non-cash portion of non-recurring expenses, and reorganization costs; minus any extraordinary gain) and other customary provisions. The DIP Facility expires on the earlier of the consummation of a plan of reorganization or November 21, 2002. As of March 31, 2002, the Company had borrowed $10.2 million and issued letters of credit of $2.3 million under the DIP Facility, resulting in availability of approximately $47.5 million.

The Old Credit Facility bears interest, at Thermadyne LLC's option, at the administrative agent's alternative base rate or at the reserve-adjusted LIBOR plus, in each case, applicable margins of (i) in the case of alternative base rate loans, (x) 1.5% for revolving and Term A loans, (y) 1.75% for Term B loans and (z) 2.00% for Term C loans and (ii) in the case of LIBOR loans, (x) 2.75% for revolving and Term A loans, (y) 3.00% for Term B loans and (z) 3.25% for Term C loans. At March 31, 2002, the Company had outstanding $78.2 million in Term A loans, $108.6 million in Term B loans, $108.6 million in Term C loans, and $58.5 million of loans under the revolver. In addition, there was $8.1 million of letters of credit outstanding under the Old Credit Facility. As part of the Court order approving the DIP Facility, the Company was required to continue making periodic interest payments on the Old Credit Facility. This order did not approve the payment of any principal outstanding under the Old Credit Facility as of the petition date, or the payment of any future mandatory amortization of the loans. As a result of the Chapter 11 filing and other ongoing covenant violations, the Company has no borrowing availability under the Old Credit Agreement.

At March 31, 2002, the Company had outstanding $207.0 million of Senior Subordinated Notes, $37.1 million of Subordinated Notes, $145.1 million of Debentures and $33.4 million of Junior Notes. On December 1, 2001, the Company ceased accruing interest on all of these obligations. The Bankruptcy Code generally prohibits the Company from making payments on unsecured, pre-petition debt, including the Senior Subordinated Notes and the Subordinated Notes, except pursuant to a confirmed Plan of Reorganization.

The Company expects its operating cash flow, together with borrowings under the DIP Facility, will be sufficient to meet its anticipated future operating expenses and capital expenditures and the debt service requirements of the DIP Facility and Old Credit Facility, as allowed by the Court, as they become due. However, the Company's ability to generate sufficient cash flow to meet its operating needs will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  None


         b)       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THERMADYNE HOLDINGS CORPORATION


                                   By: /s/ Karl R. Wyss
                                       ----------------------------------------
                                       Karl R. Wyss
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ James H. Tate
                                       ----------------------------------------
                                       James H. Tate
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date: May 15, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THERMADYNE MFG. LLC


                                   By: /s/ Karl R. Wyss
                                       ----------------------------------------
                                       Karl R. Wyss
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ James H. Tate
                                       ----------------------------------------
                                       James H. Tate
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date: May 15, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THERMADYNE CAPITAL CORP.

                                   By: /s/ Karl R. Wyss
                                       ----------------------------------------
                                       Karl R. Wyss
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ James H. Tate
                                       ----------------------------------------
                                       James H. Tate
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date: May 15, 2002